Form 10-Q
period 2011-06-30
SandRidge Permian Trust
filed 2011-09-26
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35274

SANDRIDGE PERMIAN TRUST

(Exact name of registrant as specified in its charter)

Delaware	45-6276683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee 919 Congress Avenue, Suite 500 Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(800) 852-1422

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 21, 2011, 39,375,000 Common Units and 13,125,000 Subordinated Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended June 30, 2011

All references to “we,” “us,” “our,” or the “Trust” refer to SandRidge Permian Trust. References to “SandRidge” refer to SandRidge Energy, Inc., and where the context requires, its subsidiaries. The royalty interests conveyed by SandRidge from its interests in certain properties in the Permian Basin in Andrews County, Texas and held by the Trust are referred to as the “Royalty Interests.”

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and SandRidge and other matters discussed herein that are subject to risk and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and “Risk Factors” in Item 1A of Part II and elsewhere herein regarding the proved oil and natural gas reserves associated with the properties underlying the Royalty Interests, the Trust’s or SandRidge’s future financial position, business strategy, budgets, project costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part II of this Quarterly Report, which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business and the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statement (Unaudited)

SANDRIDGE PERMIAN TRUST

STATEMENT OF ASSETS AND TRUST CORPUS

June 30, 2011
(Unaudited)

ASSETS
Cash and cash equivalents	$1,000

Total assets	$1,000

TRUST CORPUS
Trust corpus	$1,000

Total	$1,000

The accompanying notes are an integral part of this financial statement.

SANDRIDGE PERMIAN TRUST

NOTES TO STATEMENT OF ASSETS AND TRUST CORPUS

(Unaudited)

1. Organization of Trust

SandRidge Permian Trust (the “Trust”) is a statutory trust formed on May 12, 2011 under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among SandRidge Energy, Inc. (“SandRidge”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).

The Trust was created to acquire and hold Royalty Interests for the benefit of Trust unitholders pursuant to a trust agreement dated May 12, 2011, and subsequently amended and restated as of August 16, 2011, by and among SandRidge, the Trustee and the Delaware Trustee (the “Trust Agreement”). These Royalty Interests are interests in underlying properties consisting of SandRidge’s interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). These properties consisted of (a) 517 oil and natural gas wells developed as of April 1, 2011, including 21 wells awaiting completion at that time (the “Initial Wells”), (b) 40 additional wells that were drilled and perforated for completion between April 1, 2011 and June 30, 2011 (the “Additional Drilled Wells” and, together with the Initial Wells, the “Drilled Wells”), and (c) the equivalent of 848 oil and natural gas development wells to be drilled (the “Remaining Development Wells” and, together with the Additional Drilled Wells, the “Development Wells”) in an area of mutual interest (“AMI”). As specified in the development agreement executed by the Trust with SandRidge (see Note 7), SandRidge will be credited for having drilled one full Development Well if the well is drilled to a specified target formation and SandRidge’s net revenue interest in the well is equal to 69.3%. The actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest in each well. SandRidge has retained interests in each of the Drilled Wells and will retain interests in the Remaining Development Wells. Additionally, SandRidge operates all of the Drilled Wells.

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The business and affairs of the Trust are managed by the Trustee. The Trust Agreement generally limits the Trust’s business activities to owning the Royalty Interests, entering into derivative contracts on a limited basis and activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests and a derivatives agreement between the Trust and SandRidge.

The Trust is not responsible for any costs related to the drilling of the Development Wells or any other operating or capital costs. The Trust’s cash receipts with respect to the Royalty Interests in the Underlying Properties are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests. Post-production costs generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, including natural gas liquids, and natural gas produced. The Trust’s distributable income will be adjusted for amounts realized and paid under the Trust’s derivative contracts as discussed further in Note 7, and will be reduced by the Trust’s general and administrative expenses when paid.

The Trust will dissolve and begin to liquidate on March 31, 2031 (the “Termination Date”) and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% of the Royalty Interests will be retained by the Trust at the Termination Date and thereafter sold, and the net proceeds of the sale, as well as any remaining Trust cash reserves, will be distributed to the unitholders on a pro rata basis. SandRidge will have a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting. The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust records revenues when cash is received and expenses when paid and may also establish certain cash reserves for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of Investment in Royalty Interests, calculated on a unit-of-production basis, and any impairments are charged directly to trust corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the Securities and Exchange Commission (“SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

The accompanying statement of assets and trust corpus as of June 30, 2011 has been prepared by the Trust in accordance with the accounting policies noted below. The accompanying unaudited interim financial statement should be read in conjunction with the May 13, 2011 audited financial statement and notes thereto of the Trust included in the final prospectus filed with the SEC by the Trust pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 12, 2011 (the “Prospectus”).

SANDRIDGE PERMIAN TRUST

NOTES TO STATEMENT OF ASSETS AND TRUST CORPUS—CONTINUED

(Unaudited)

Significant Accounting Policies. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis as described above, most accounting pronouncements are not applicable to the Trust’s financial statements.

Use of Estimates. The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and trust corpus and the reported amounts of revenues and expenses during the reporting period. Significant estimates that will impact the Trust’s financial statements include estimates of proved oil and natural gas reserves, which are used to compute the Trust’s amortization of Investment in Royalty Interests and, as necessary, to evaluate potential impairment of Investment in Royalty Interests. Actual results could differ from those estimates.

Cash and Cash Equivalents. Cash and cash equivalents consist of all highly-liquid instruments with maturities of three months or less at the time of purchase.

Investment in Royalty Interests. The conveyance of the Royalty Interests to the Trust is accounted for as a transfer of properties between entities under common control and recorded at SandRidge’s historical cost, which is determined by allocating the historical net book value of SandRidge’s full cost pool based on the fair value of the Royalty Interests relative to the fair value of SandRidge’s full cost pool. The carrying value of the Trust’s Investment in Royalty Interests will not necessarily be indicative of the fair value of such Royalty Interests.

Significant dispositions or abandonments of the Underlying Properties are charged to Investment in Royalty Interests and trust corpus. Amortization of Investment in Royalty Interests is calculated on a units-of-production basis, whereby the Trust’s cost basis is divided by the proved reserves attributable to the Royalty Interests to derive an amortization rate per reserve unit. Amortization is recorded when units are produced. Such amortization does not reduce distributable income, rather it is charged directly to trust corpus. Revisions to estimated future units-of-production are treated on a prospective basis beginning on the date significant revisions are known.

Investment in Royalty Interests will be assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an assessment is necessary, an impairment would be indicated when the net capitalized costs of Investment in Royalty Interests exceeds undiscounted future net revenues attributable to the Trust’s interest in the proved oil and natural gas reserves of the Underlying Properties. The Trust will provide a write-down to the extent that the net capitalized costs exceed the fair value of the proved oil and natural gas reserves attributable to the Royalty Interests. Any such write-down would be charged directly to trust corpus and would not reduce distributable income.

Derivative Financial Instruments. The Trust uses the cash method to account for derivative instruments. Under this method, the Trust records benefits or obligations from derivative contracts when such benefits are received or obligations are paid. Changes in the fair market value of the derivative contracts are not recorded under the cash method. The Trust has entered into derivative contracts to manage risks related to changes in oil prices. See Note 7 for discussion of these derivative contracts.

Revenue and Expenses. Revenues received by the Trust are net of existing royalties and overriding royalties associated with SandRidge’s interests and are reduced by gathering and post-production expenses and production taxes in order to determine distributable income. The Trust’s distributable income will be adjusted for amounts received or paid under its derivative contracts and other allowable costs, such as the Trust’s administrative expenses, and taxes, such as ad valorem and Texas franchise tax, when paid. The Royalty Interests are not burdened by field and lease operating expenses.

3. Income Taxes

The Trust is a Delaware statutory trust, which is treated as a partnership for federal and applicable state income taxes. The Trust is not required to pay federal income taxes. However, the Trust’s activities result in the Trust having nexus in Texas and, therefore, make it subject to Texas franchise tax. The Trust will record Texas franchise tax expense when paid.

SANDRIDGE PERMIAN TRUST

NOTES TO STATEMENT OF ASSETS AND TRUST CORPUS—CONTINUED

(Unaudited)

4. Distributions to Unitholders

The Trust will make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each quarter through (and including) the quarter ending March 31, 2031. The first distribution, which will cover production for the five-month period April through August 2011, is expected to be made on or about November 30, 2011 to record unitholders as of November 15, 2011. Subsequent distributions will cover a three-month period. The Trustee intends to withhold $1.8 million from the first distribution to pay Trust administrative expenses expected to be incurred and paid prior to the fourth quarter distribution in February 2012 and to establish a $1.0 million cash reserve. Distributions to unitholders will be recorded when declared.

5. Loan Commitment

Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. As of June 30, 2011, there were no such loans outstanding with SandRidge.

6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year, beginning in 2017. The Trust will also pay, out of the first cash payment received by the Trust, the Trustee’s and the Delaware Trustee’s legal expenses incurred in forming the Trust as well as the Trustee’s acceptance fee in the amount of $10,000. The Trustee has agreed to waive its administrative fee for the second quarter of 2011, and accordingly, there were no amounts paid to the Trustee for administrative fees during the three-month period ended June 30, 2011.

Agreements with SandRidge. In addition to the conveyance instruments described elsewhere in this Quarterly Report, the Trust entered into a registration rights agreement, a development agreement, an administrative services agreement and a derivatives agreement with SandRidge in August 2011. See Note 7.

7. Subsequent Events

Public Offering of Common Units and Issuance of Subordinated Units. Through an initial public offering in August 2011, the Trust sold 34,500,000 of its common units to the public, for net proceeds, after payment of offering expenses, of approximately $580.6 million. The Trust delivered the net proceeds of the offering, along with 4,875,000 common units and 13,125,000 subordinated units, to certain wholly owned subsidiaries of SandRidge, in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions, there were 52,500,000 Trust units, consisting of 39,375,000 common and 13,125,000 subordinated units, issued and outstanding. The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions as described below.

The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“subordination threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“incentive threshold”). At the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the Development Wells (described below), the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions will terminate. After such time, the common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

SANDRIDGE PERMIAN TRUST

NOTES TO STATEMENT OF ASSETS AND TRUST CORPUS—CONTINUED

(Unaudited)

Registration Rights Agreement. On August 16, 2011, the Trust entered into a registration rights agreement for the benefit of SandRidge and certain of its affiliates. Pursuant to the registration rights agreement, the Trust agreed to register the offering of the Trust units held by SandRidge and certain of its affiliates and permitted transferees upon request by SandRidge.

Conveyance of Royalty Interest. Concurrent with the public offering, SandRidge conveyed the Royalty Interests to the Trust, as described in Note 1. The conveyance of the Royalty Interests to the Trust was recorded in August 2011 at the historical cost to SandRidge, or $549.8 million, and was determined by allocating the historical net book value of SandRidge’s full cost pool based on the fair value of the Royalty Interests relative to the fair value of SandRidge’s total full cost pool.

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas production attributable to SandRidge’s net revenue interest in the Initial Wells and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas production attributable to SandRidge’s net revenue interest in the Development Wells beginning on the effective date of the conveyance, which is April 1, 2011. The table below presents estimated royalty income, post-production expenses and production taxes from production attributable to the Royalty Interests for the three-month period ended June 30, 2011, excluding ad valorem and Texas franchise tax, which will be recognized when the revenue is received in cash and when the expenses are paid. These estimates are subject to adjustment in future periods based on actual results.

Three Months Ended June 30, 2011
(in thousands)
Royalty income	$23,143
Less
Post-production expenses	11
Production taxes	1,112

Net royalty income	$22,020

Development Agreement. On August 16, 2011, the Trust entered into a development agreement with SandRidge, effective April 1, 2011, that obligates SandRidge to drill, or cause to be drilled, the Development Wells by March 31, 2015. In the event of delays, SandRidge will have until March 31, 2016 to fulfill its drilling obligation. Additionally, SandRidge agreed not to drill and complete, or allow another person within its control to drill and complete, any other well in the AMI, other than (a) the Development Wells, (b) up to five horizontal wells to test the results of horizontal drilling in the AMI, and (c) wells that were spud and temporarily abandoned on or before March 31, 2011, until SandRidge has fulfilled its drilling obligation. The Trust will not own any interests in the five test horizontal wells, if they are drilled, and such wells will not count toward SandRidge’s drilling obligation.

A wholly owned subsidiary of SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Drilled Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties (“Drilling Support Lien”). The amount recoverable by the Trust pursuant to the Drilling Support Lien may not exceed approximately $295.0 million, subject to adjustment as described below. As SandRidge fulfills its drilling obligation over time, the total amount that may be recovered will be proportionately reduced and the completed Development Wells will be released from the lien. If SandRidge does not fulfill its drilling obligation by March 31, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. As of June 30, 2011, SandRidge had been credited with drilling and perforating for completion 41.6257 Development Wells, and, accordingly, the maximum amount recoverable under the Drilling Support Lien had been reduced to approximately $280.5 million.

Administrative Services Agreement. On August 16, 2011, the Trust entered into an administrative services agreement with SandRidge, effective April 1, 2011, that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (discussed below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge will receive an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust.

SANDRIDGE PERMIAN TRUST

NOTES TO STATEMENT OF ASSETS AND TRUST CORPUS—CONTINUED

(Unaudited)

SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. SandRidge has agreed to waive its administrative services fee for the second quarter of 2011, and accordingly, there were no amounts paid to SandRidge for administrative service fees during the three-month period ended June 30, 2011.

Derivatives Agreement. On August 16, 2011, the Trust entered into a derivatives agreement with SandRidge effective August 1, 2011, that provides the Trust with the effect of derivative contracts entered into between SandRidge and a third party. Under the derivatives agreement, SandRidge will pay the Trust amounts it receives from its counterparty, and the Trust will pay SandRidge any amounts that SandRidge is required to pay such counterparty. Under the derivatives agreement, as Development Wells are drilled, SandRidge will have the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. Substantially concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust will receive payment directly from the counterparty, and be required to pay any amounts owed directly to the counterparty. To secure its obligations under these novated contracts, the Trust has granted the counterparty a lien on the Royalty Interests.

The Trust’s derivative contracts consist of fixed price swaps. Under each fixed price swap contract, the Trust will receive a fixed price and pay a floating market price over a specified period for a contracted volume. The following tables present the notional amount and weighted average fixed price of the contracts underlying the derivatives agreement, effective August 1, 2011, including the contracts that were subsequently novated to the Trust. The combined volume in the tables below reflects the total volume of oil derivative contracts for the Trust.

Oil Contracts Underlying the Derivatives Agreement

Contract Period	Notional (MBbl)	Weighted Avg. Fixed Price
August 2011 — December 2011	166	$99.80
January 2012 — December 2012	687	$102.20
January 2013 — December 2013	921	$102.84
January 2014 — December 2014	1,100	$101.75
January 2015 — March 2015	232	$100.90

Oil Contracts Underlying the Derivatives Agreement and Subsequently Novated to the Trust

Contract Period	Notional (MBbl)	Weighted Avg. Fixed Price
August 2011 — December 2011	249	$99.80
January 2012 — December 2012	466	$102.20
January 2013 — December 2013	368	$102.84
January 2014 — December 2014	311	$101.75
January 2015 — March 2015	71	$100.90

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the Trust’s unaudited financial statement and the accompanying notes included in this Quarterly Report, the Trust’s audited financial statement and the accompanying notes included in the Prospectus and the Discussion and Analysis of Financial Condition and Results of Operations contained in the Prospectus.

Overview

The Trust is a statutory trust created on May 12, 2011 under the Delaware Statutory Trust Act. The business and affairs of the Trust are managed by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the Trust’s derivative contracts, described in Note 7 to the financial statement contained in Part I, Item 1 of this Quarterly Report, and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the Trust’s derivative contracts. The Trust is treated as a partnership for federal income tax purposes, but is subject to Texas franchise tax.

During August 2011, the Trust completed an initial public offering of its common units, the net proceeds of which were remitted to SandRidge as partial consideration for its conveyance to the Trust of Royalty Interests in the Underlying Properties as described below.

Concurrent with the public offering, SandRidge conveyed, effective April 1, 2011, the Royalty Interests, which at June 30, 2011 included interests in (a) 517 Initial Wells, (b) 40 Additional Drilled Wells, and (c) 848 Remaining Development Wells within an AMI in which SandRidge presently holds approximately 16,800 gross acres (15,900 net acres). SandRidge is obligated to drill, or cause to be drilled, the equivalent of 888 oil and natural gas development wells from drill sites on the leased acreage in the AMI on or before March 31, 2015. In the event of delays, SandRidge will have until March 31, 2016 to fulfill its drilling obligation to the Trust. As specified in the development agreement executed by the Trust with SandRidge, SandRidge will be credited for having drilled one full Development Well if the well is drilled to a specified target formation and SandRidge’s net revenue interest in the well is equal to 69.3%. Except in limited circumstances, including drilling up to five horizontal wells to test the results of horizontal drilling in the AMI, SandRidge will not drill and complete, or allow another person within its control to drill and complete, any other well in the AMI other than the Development Wells until SandRidge has fulfilled its drilling obligation. A wholly owned subsidiary of SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Drilled Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The amount recoverable under the lien will be reduced and the properties subject to the lien will be released, in each case, as SandRidge fulfills its drilling obligation under the development agreement.

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of production of oil and natural gas attributable to SandRidge’s net revenue interest in the Initial Wells and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas production attributable to SandRidge’s net revenue interest in the Development Wells. Post-production costs generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. A portion of the sales associated with oil and natural gas production attributable to the Royalty Interests has been economically hedged with fixed price swaps from August 1, 2011 to March 31, 2015. The Trust’s distributable income will include net settlements under its derivative contracts.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each quarter through (and including) the quarter ending March 31, 2031. The first distribution, which will cover April through August 2011 production, is expected to be made on or about November 30, 2011 to record unitholders as of November 15, 2011.

The amount of the quarterly distributions will fluctuate from quarter to quarter depending on several factors, including:

•	timing of initial production from the Development Wells;

•	oil and natural gas prices received;

•	volumes of oil and natural gas produced and sold;

•	post-production costs and any applicable taxes;

•	amounts realized and paid under derivative agreements; and

•	the Trust’s general and administrative expenses.

Subordination Threshold. In order to provide support for cash distributions on the common units, 13,125,000 units (73% of the Trust units SandRidge owns) are subordinated units. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is at least equal to the subordination threshold for the corresponding quarter as set forth in the Trust Agreement and Prospectus and as shown below. If there is not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owns), the distribution to be made with respect to the subordinated units (i.e. 73% of the Trust units SandRidge owns) will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all the common units (including the common units held by SandRidge), up to the subordination threshold amounts.

Incentive Threshold. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation and perform operations on the Underlying Properties in an efficient and cost-effective manner, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds the incentive threshold for the corresponding quarter as set forth in the Trust Agreement and Prospectus and as shown below.

At the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the Development Wells, the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions will terminate. After such time, the common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions. There is no assurance of any minimum distribution at any time.

The following table sets forth the subordination and incentive thresholds for each calendar quarter through the first quarter of 2017, as set out in the Trust Agreement and as included in the Prospectus.

Period	Subordination Threshold(1)	Incentive Threshold(1)

2011
Second and third quarters(2)	$0.53	$0.79
Fourth quarter	0.39	0.59

2012
First quarter	0.42	0.63
Second quarter	0.44	0.66
Third quarter	0.47	0.70
Fourth quarter	0.49	0.74

2013
First quarter	0.51	0.77
Second quarter	0.53	0.80
Third quarter	0.56	0.84
Fourth quarter	0.58	0.87

2014
First quarter	0.61	0.91
Second quarter	0.63	0.95
Third quarter	0.65	0.98
Fourth quarter	0.66	0.98

2015
First quarter	0.64	0.96
Second quarter	0.61	0.92
Third quarter	0.56	0.85
Fourth quarter	0.54	0.81

2016
First quarter	0.53	0.80
Second quarter	0.52	0.78
Third quarter	0.51	0.77
Fourth quarter	0.50	0.75

2017
First quarter	0.49	0.74

(1)	The subordination and incentive thresholds terminate after the fourth full calendar quarter following SandRidge’s completion of its drilling obligation.
(2)	Includes proceeds attributable to the first five months of production from April 1, 2011 to August 31, 2011, and gives effect to the estimated $1.0 million of reserves for general and administrative expenses to be withheld by the Trustee and additional administrative costs relating to the formation of the Trust.

The Trust will dissolve and begin to liquidate on the Termination Date, and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% will be retained by the Trust at the Termination Date and thereafter sold, and the net proceeds of the sale, as well as any remaining Trust cash reserves, will be distributed to the unitholders on a pro rata basis. SandRidge will have a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date.

Results of Trust Operations

The Trust did not receive or disburse any funds during the three-month period ended June 30, 2011 other than its initial capitalization of $1,000. The table below presents estimated royalty income, post-production expenses and production taxes from production attributable to the Royalty Interests for the three-month period ended June 30, 2011, excluding ad valorem and Texas franchise tax, which will be recognized when the revenue is received in cash and when the expenses are paid. These estimates are subject to adjustment in future periods based on actual results.

Three Months Ended June 30, 2011
(in thousands)
Royalty income	$23,143
Less
Post-production expenses	11
Production taxes	1,112

Net royalty income	$22,020

As of June 30, 2011, there were 553 producing wells. SandRidge anticipates that seven of the Remaining Development Wells will be completed and begin producing and an additional 97 Remaining Development Wells will be drilled by September 30, 2011. However, there can be no assurance that these estimates will be realized.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and under the Trust’s derivative contracts, and the loan commitment described in Note 5 to the financial statement contained in Part I, Item I of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge, payment of amounts owed under the Trust’s derivative contracts, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests that quarter, over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions described above.

Critical Accounting Policies and Estimates

Refer to Note 2 to the financial statement contained in Part I, Item I of this Quarterly Report for a description of the Trust’s accounting policies and use of estimates.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The discussion in this section provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement effective August 1, 2011, including commodity derivative contracts with unaffiliated counterparties that were novated to the Trust by SandRidge substantially concurrent with the execution of the derivatives agreement. Under the derivatives agreement, SandRidge will pay the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust will pay SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. The Trust did not bear any costs related to establishing the contracts underlying the derivatives agreement. However, the Trust did incur nominal expenses in connection with the establishment of the mechanism pursuant to which contracts may be novated to it and will pay $15,000 each year until 2015 to a collateral agent in connection with the lien granted to the counterparty of the novated contracts. The Trust will receive payment directly from and make payments directly to unaffiliated counterparties of contracts novated to it by SandRidge. The commodity derivative contracts are settled based upon New York Mercantile Exchange (“NYMEX”) prices. Settlements are in cash and do not require the actual delivery of a commodity at settlement. The contracts underlying the derivatives agreement, including the novated contracts, cover a portion of the anticipated future sales volumes of oil production from the Initial Wells as well as a portion of the anticipated future production from the Development Wells through March 31, 2015. SandRidge will have authority, in its role as hedge manager to the Trust, to terminate, restructure or otherwise modify a portion of all such contracts underlying the derivatives agreement, including the novated contracts, in the event SandRidge reasonably determines that the volumes covered by such portion of the contracts exceed, or are expected to exceed, estimated production attributable to the Royalty Interests over the periods covered by the contracts. Except in limited circumstances involving the restructuring of an existing derivative contract, the Trust does not have the ability to enter into additional derivative contracts.

See Note 7 to the financial statement contained in Part I, Item I of this Quarterly Report for a description of the Trust’s open oil derivative contracts.

Commodity Price Risk. As the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive varying portions of the net proceeds from sales of oil and natural gas production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil and natural gas production. The derivative contracts described above are intended to mitigate a portion of the variability of oil prices received for the Trust’s share of production.

Credit Risk. A portion of the Trust’s liquidity is concentrated in the derivative contracts described above. The use of derivative contracts, including the arrangement between the Trust and SandRidge, involves the risk that SandRidge or its counterparties or the Trust’s unaffiliated counterparties will be unable to meet their obligations under the contracts. The Trust’s counterparty under the derivatives agreement is SandRidge, whose sole current counterparty is an institution with a corporate credit rating equal to or better than A/A2. The sole current counterparty to the derivative contracts novated by SandRidge to the Trust is also an institution with a corporate credit rating of at least A/A2. SandRidge will not be required to pay the Trust to the extent of payment defaults by SandRidge’s derivative contract counterparties.

ITEM 4. Controls and Procedures

The Trustee maintains disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Quarterly Report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Michael Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the Trust Agreement, (ii) the administrative services agreement and (iii) the conveyances granting the Royalty Interests, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by SandRidge, including information relating to results of operations, the status of drilling of the Development Wells, the costs and revenues attributable to the Trust’s interests under the conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Royalty Interests, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

During the quarter ended June 30, 2011, the Trustee established its policies and procedures relating to internal control over financial reporting relating to the Trust. Except for the establishment of these policies and procedures, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A. Risk Factors

Risks Related to the Units

Drilling for and producing oil and natural gas on the Underlying Properties are high risk activities with many uncertainties that could delay the anticipated drilling schedule for the Remaining Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease future revenues that are available for distribution to unitholders.

The drilling and completion of the Remaining Development Wells are subject to numerous risks beyond the Trust’s and SandRidge’s control, including risks that could delay the current drilling schedule for the Remaining Development Wells (including the drilling schedule of third-party operators that may drill the Remaining Development Wells) and the risk that drilling will not result in commercially viable oil and natural gas production. Drilling for oil and natural gas can be unprofitable if dry wells are drilled and if productive wells do not produce sufficient revenues to return a profit. SandRidge’s and third-party operators’ decisions to develop or otherwise exploit certain areas within the AMI will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The costs of drilling, completing and operating wells for SandRidge and third-party operators are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. There can be no assurance that a Remaining Development Well that is successfully completed will pay out the capital costs spent to drill it. Drilling and production operations on the Underlying Properties may be curtailed, delayed or canceled as results of various factors, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements including permitting;

•	unusual or unexpected geological formations and miscalculations;

•	shortages of or delays in obtaining equipment and qualified personnel;

•	equipment malfunctions, failures or accidents;

•	lack of available gathering facilities or delays in construction of gathering facilities;

•	lack of available capacity on interconnecting transmission pipelines;

•	lack of adequate electrical infrastructure;

•	unexpected operational events and drilling conditions;

•	pipe or cement failures and casing collapses;

•	pressures, fires, blowouts and explosions;

•	lost or damaged drilling and service tools;

•	loss of drilling fluid circulation;

•	uncontrollable flows of oil and natural gas, water or drilling fluids;

•	natural disasters;

•	environmental hazards, such as oil and natural gas leaks, pipeline ruptures and discharges of toxic gases;

•	adverse weather conditions such as extreme cold, fires caused by extreme heat or lack of rain and severe storms or tornados;

•	reductions in oil and natural gas prices;

•	oil and natural gas property title problems; and

•	market limitations for oil and natural gas.

In the event that drilling of the Remaining Development Wells is delayed or the Initial Wells or Development Wells have lower than anticipated production due to one of the factors above or for any other reason, estimated future distributions to unitholders may be reduced. In addition, wells drilled in the Permian Basin in the AMI typically produce a large volume of water, which requires the drilling of saltwater disposal wells. SandRidge’s inability to drill these wells or otherwise dispose of the water produced from the Initial Wells and Development Wells in an efficient manner could delay production and therefore the Trust’s receipt of proceeds from the Royalty Interests.

Oil and natural gas prices fluctuate due to a number of factors that are beyond the control of the Trust and SandRidge, and lower prices could reduce proceeds to the Trust and cash distributions to unitholders.

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. The markets for these commodities are very volatile. Oil and natural gas prices can fluctuate widely in response to a variety of factors that are beyond the control of the Trust and SandRidge. These factors include, among others:

•	regional, domestic and foreign supply, and perceptions of supply, of oil and natural gas;

•	the price of foreign imports;

•	U.S. and worldwide political and economic conditions;

•	the level of demand, and perceptions of demand, for oil and natural gas;

•	weather conditions and seasonal trends;

•	anticipated future prices of oil and natural gas, alternative fuels and other commodities;

•	technological advances affecting energy consumption and energy supply;

•	the proximity, capacity, cost and availability of pipeline infrastructure, treating, transportation and refining capacity;

•	acts of force majeure;

•	domestic and foreign governmental regulations and taxation;

•	energy conservation and environmental measures; and

•	the price and availability of alternative fuels.

For oil, from 2007 through 2010, the highest monthly NYMEX settled price was $140.00 per Bbl and the lowest was $41.68 per Bbl. For natural gas, from 2007 through 2010, the highest monthly NYMEX settled price was $13.35 per MMBtu (one million British Thermal Units) and the lowest was $2.98 per MMBtu. In addition, the market price of oil and natural gas is generally higher in the winter months than during other months of the year due to increased demand for oil and natural gas for heating purposes during the winter season.

Lower oil and natural gas prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Underlying Properties. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low oil and natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil and natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil and natural gas in commercially economic quantities. This could result in termination of the portion of the Royalty Interests relating to the abandoned well or property, and SandRidge would have no obligation to drill a replacement well. The volatility of oil and natural gas prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders. For a discussion of certain risks related to the Trust’s hedging arrangements, see “—The hedging arrangements for the Trust will cover only a portion of the production attributable to the Trust, and such arrangements will limit the Trust’s ability to benefit from commodity price increases for hedged volumes above the corresponding hedge price.”

Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.

The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves estimated to be attributable to the Royalty Interests. The Trust’s reserve quantities and revenues are based on estimates of reserve quantities and revenues for the Underlying Properties. It is not possible to measure underground accumulations of oil and natural gas in an exact way, and estimating reserves is inherently uncertain. Ultimately, actual production and revenues for the Underlying Properties could be materially less than estimated amounts. Petroleum engineers are required to make subjective estimates of underground accumulations of oil and natural gas based on factors and assumptions that include:

•	historical production from the area compared with production rates from other producing areas;

•	oil and natural gas prices, production levels, Btu content, production expenses, transportation costs, severance and excise taxes and capital expenditures; and

•	the assumed effect of governmental regulation.

Changes in these assumptions or actual production costs incurred and results of actual development could materially decrease reserve estimates. As with all drilling programs, there is a risk that the quality of the target reservoir is less than that assumed for purposes of the Trust’s reserve reports. As a result, unitholders may not receive the benefit of the total amount of proved undeveloped reserves reflected in the Trust’s reserve reports, even if SandRidge has satisfied its drilling obligation.

In certain circumstances the Trust may have to make cash payments under the hedging arrangements and these payments could be significant.

If actual production is below the amounts forecast in the Trust’s reserve reports and oil or natural gas prices rise, the hedging arrangements entered into by the Trust may result in the Trust having to make cash payments under the hedging arrangements which could, in certain circumstances, be significant. Swap contracts underlying the derivatives agreement between SandRidge and the Trust and swap contracts entered into between the Trust and unaffiliated hedge counterparties provide the Trust with the right to receive from SandRidge or the hedge counterparties, as applicable, the excess of the fixed price specified in the hedge contract over a floating market price, multiplied by the volume of production hedged. If the floating market price exceeds the specified fixed price, the Trust must pay SandRidge or its hedge counterparties, as applicable, this difference in price multiplied by the volume of production hedged, even if the production attributable to the Trust’s royalty interests is insufficient to cover the volume of production specified in the applicable hedge contracts. Accordingly, if the production attributable to the Royalty Interests is less than the volume hedged and the floating market price exceeds the specified fixed price, the Trust will have to make payments against which it will have insufficient offsetting cash receipts from the sale of production attributable to the Royalty Interests. Furthermore, if one or more of the purchasers of the production attributable to the Underlying Properties defaults on a payment obligation, the Trust may have insufficient cash receipts to make payments under the hedging arrangements. If these payments become too large, the Trust’s liquidity and cash available for distribution may be adversely affected. In addition, the Trust’s obligations to the counterparties under its direct hedge contracts will be secured by a first priority lien on the Trust’s existing and future royalty interests in the Underlying Properties. If the Trust fails to make any required payments to its unaffiliated hedge counterparties, these counterparties will have a right to foreclose on the Royalty Interests and may sell the Royalty Interests in order to satisfy the Trust’s payment obligations.

Estimates of the target distributions to unitholders, subordination thresholds and incentive thresholds are based on assumptions that are inherently subjective and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual cash distributions to differ materially from those estimated.

The estimates of target distributions to unitholders, subordination thresholds and incentive thresholds, as set forth in the Prospectus and described above in Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, were based on SandRidge’s calculations, and SandRidge did not receive an opinion or report on such calculations from any independent accountants, financial advisers, or engineers. Such calculations were based on assumptions about drilling, production, oil and natural gas prices, hedging activities, capital expenditures, expenses, tax rates and production tax credits under state law and other matters that were inherently uncertain and were subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated. For example, these estimates have assumed that oil and natural gas production would be sold at prices consistent with settled NYMEX pricing for April through June 2011, monthly NYMEX forward pricing as of July 15, 2011 for the remainder of the period ending March 31, 2014, and assumed price increases after March 31, 2014 of 2.5% annually, capped at $120.00 per Bbl of oil in 2023 and $7.00 per MMBtu of natural gas in 2022; however, actual sales prices may be significantly lower. Additionally, these estimates assume that the Remaining Development Wells will be drilled on SandRidge’s anticipated schedule and the related Underlying Properties will achieve production volumes set forth in the Trust’s reserve reports; however, the drilling of the Remaining Development Wells may be delayed and actual production volumes may be significantly lower. Further, after wells are completed, production operations may be curtailed, delayed or terminated as a result of a variety of risks and uncertainties, including those described above under “—Drilling for and producing oil and natural gas on the Underlying Properties are high risk activities with many uncertainties that could delay the anticipated drilling schedule for the Remaining Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease future revenues that are available for distribution to unitholders.”

Furthermore, neither the target distribution nor the subordination threshold for each quarter during the subordination period necessarily represents the actual cash distributions unitholders will receive. To the extent actual production volumes or sales prices of oil and natural gas differ from the assumptions used to generate the target distributions, the actual distributions unitholders receive may be lower than the target distribution and the subordination threshold for the applicable quarter. A cash distribution to Trust unitholders below the target distribution amount or the subordination threshold may materially adversely affect the market price of the Trust units.

The subordination of certain Trust units held by SandRidge does not assure that unitholders will in fact receive any specified return on investment in the Trust.

Although SandRidge will not be entitled to receive any distribution on its subordinated units unless there is enough cash for all of the common units to receive a distribution equal to the subordination threshold for such quarter (which is 20% below the target distribution level for the corresponding quarter), the subordinated units constitute only a 25% interest in the Trust, and this feature does not guarantee that common units will receive a distribution equal to the subordination threshold, or any distribution at all. Additionally, the subordination period will terminate and the subordinated units will convert into common units at the end of the fourth full calendar quarter following SandRidge’s completion of its drilling obligation. Depending on the prices at which SandRidge is able to sell volumes attributable to the Trust, the common units may receive a distribution that is below the subordination threshold.

Quarterly cash distributions will be made by the Trust based on the proceeds received by the Trust pursuant to the Royalty Interests for the preceding calendar quarter. If a quarterly cash distribution is lower than the target distribution amount or subordination threshold set forth in the Prospectus for any quarter, the common units will not be entitled to receive any additional distributions nor will the units be entitled to arrearages in any future quarter.

Shortages or increases in costs of equipment, services and qualified personnel could delay the drilling of the Remaining Development Wells and result in a reduction in the amount of cash available for distribution.

The demand for qualified and experienced personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could significantly hinder SandRidge’s ability to perform the drilling obligations and delay completion of the Remaining Development Wells, which would reduce future distributions to Trust unitholders.

Due to the Trust’s lack of industry and geographic diversification, adverse developments in the Trust’s existing area of operation could adversely impact its financial condition, results of operations and cash flows and reduce its ability to make distributions to the unitholders.

The Underlying Properties will be operated for oil and natural gas production only and are focused exclusively in the Permian Basin in Andrews County, Texas. This concentration could disproportionately expose the Trust’s interests to operational and regulatory risk in that area. Due to the lack of diversification in industry type and location of the Trust’s interests, adverse developments in the oil and natural gas market or the area of the Underlying Properties, including, for example, transportation or treatment capacity constraints, curtailment of production or treatment plant closures for scheduled maintenance, could have a significantly greater impact on the Trust’s financial condition, results of operations and cash flows than if the Royalty Interests were more diversified.

The generation of proceeds for distribution by the Trust depends in part on access to and the operation of gathering, transportation and processing facilities. Any limitation in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties.

The amount of oil and natural gas that may be produced and sold from any well to which the Underlying Properties relate is subject to curtailment in certain circumstances, such as by reason of weather conditions, pipeline interruptions due to scheduled and unscheduled maintenance, failure of tendered oil and natural gas to meet quality specifications of gathering lines or downstream transporters, excessive line pressure which prevents delivery, physical damage to the gathering system or transportation system or lack of contracted capacity on such systems. The curtailments may vary from a few days to several months. In many cases, SandRidge is provided limited notice, if any, as to when production will be curtailed and the duration of such curtailments. If SandRidge is forced to reduce production due to such a curtailment, the revenues of the Trust and the amount of cash distributions to the Trust unitholders would similarly be reduced due to the reduction of proceeds from the sale of production. Although SandRidge currently does not have any material production shut-in and does not shut-in production on a routine basis as a result of lack of accessibility to transportation or lack of processing facilities, there can be no assurance this will be the case in the future.

Some of the Development Wells will be drilled in locations that currently are not serviced by natural gas gathering and transportation pipelines or locations in which existing gathering and transportation pipelines do not have sufficient capacity to transport additional production. As a result, SandRidge may not be able to sell the natural gas production from certain Development Wells until the necessary gathering systems and/or transportation pipelines are constructed or until the necessary transportation capacity on an interstate pipeline is obtained. In particular, the system SandRidge intends to use to compress and process the natural gas produced from certain of the Underlying Properties is near its capacity and may not be able to process all of the natural gas produced from the Underlying Properties. Any delay in the expansion of such system or the construction or expansion of any other natural gas gathering systems beyond the currently estimated construction schedules, or a delay in the procurement of additional transportation capacity would delay the receipt of any proceeds that may be associated with the natural gas production from the Development Wells.

The Trust units may lose value as a result of title deficiencies with respect to the Underlying Properties.

The existence of a title deficiency with respect to the Underlying Properties could reduce the value or render a property worthless, thus adversely affecting the distributions to unitholders. SandRidge does not obtain title insurance covering oil, natural gas and mineral leaseholds. Additionally, undeveloped leasehold acreage has greater risk of title defects than developed acreage.

SandRidge has not necessarily obtained drilling title opinions on all of the Underlying Properties. Frequently, as a result of title examinations, certain curative work must be done to correct identified title defects, and such curative work entails time and expense. SandRidge’s inability or failure to cure title defects could render some locations undrillable or cause SandRidge to lose its rights to some or all production from some of the Underlying Properties, which could result in a reduction in proceeds available for distribution to unitholders and the value of the Trust units if a comparable additional location to drill a Remaining Development Well cannot be identified.

The Trust is passive in nature and has no stockholder voting rights in SandRidge, managerial, contractual or other ability to influence SandRidge, or control over the field operations of, sale of oil and natural gas from, or development of, the Underlying Properties.

Trust unitholders have no voting rights with respect to SandRidge and, therefore, have no managerial, contractual or other ability to influence SandRidge’s activities or operations of the Underlying Properties. In addition, some of the Development Wells may be operated by third parties unrelated to SandRidge. Such third-party operators may not have the operational expertise of SandRidge within the AMI. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the aggregate working interest in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders has any contractual ability to influence or control the field operations of, sale of oil and natural gas from, or future development of, the Underlying Properties.

The oil and natural gas reserves estimated to be attributable to the Underlying Properties of the Trust are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or royalty interests to replace the depleting assets and production.

The proceeds payable to the Trust from the Royalty Interests are derived from the sale of the production of oil and natural gas from the Underlying Properties. The oil and natural gas reserves attributable to the Underlying Properties are depleting assets, which mean that the reserves of oil and natural gas attributable to the Underlying Properties will decline over time. As a result, the quantity of oil and natural gas produced from the Underlying Properties will decline over time.

Future maintenance may affect the quantity of proved reserves that can be economically produced from the Underlying Properties to which the wells relate. The timing and size of these projects will depend on, among other factors, the market prices of oil and natural gas. With the exception of SandRidge’s commitment to drill the Development Wells, SandRidge has no contractual obligation to make capital expenditures on the Underlying Properties in the future. Furthermore, for properties on which SandRidge is not designated as the operator, SandRidge has no control over the timing or amount of those capital expenditures. SandRidge also has the right to non-consent and not participate in the capital expenditures on properties for which it is not the operator, in which case SandRidge and the Trust will not receive the production resulting from such capital expenditures. If SandRidge or other operators of the wells to which the Underlying Properties relate do not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by SandRidge or estimated in the Trust’s reserve reports.

The Trust Agreement provides that the Trust’s business activities are limited to owning the Royalty Interests and entering into the hedging arrangements activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. As a result, the Trust is not permitted to acquire other oil and natural gas properties or royalty interests to replace the depleting assets and production attributable to the Trust.

An increase in the differential between the price realized by SandRidge for oil or natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of Trust units.

The prices received for SandRidge’s oil and natural gas production usually fall below benchmark prices such as NYMEX. The difference between the price received and the benchmark price is called a differential. The amount of the differential will depend on a variety of factors, including discounts based on the quality and location of hydrocarbons produced, Btu content and post-production costs. These factors can cause differentials to be volatile from period to period. SandRidge has little or no control over the factors that determine the amount of the differential, and cannot accurately predict natural gas or crude oil differentials. Increases in the differential between the realized price of oil and natural gas and the benchmark price for oil and natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of the Trust units. The target distributions were prepared using (a) for natural gas, an assumed negative differential of 28% from NYMEX futures prices for natural gas, (b) for oil, an assumed negative differential of $4.27 from NYMEX futures prices for oil and (c) for natural gas liquids, an assumed negative differential of 51.65% from NYMEX futures prices for oil.

The amount of cash available for distribution by the Trust will be reduced by post-production costs and applicable taxes associated with the Royalty Interests, Trust expenses and incentive distributions payable to SandRidge.

The Royalty Interests and the Trust will bear certain costs and expenses that will reduce the amount of cash received by or available for distribution by the Trust to the holders of the Trust units. These costs and expenses include the following:

•	the Trust’s share of the costs incurred by SandRidge to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas;

•	the Trust’s share of applicable taxes on the oil and natural gas;

•

Trust administrative expenses, including fees paid to the Trustee and the Delaware Trustee, the annual administrative services fee payable to SandRidge, tax return and Schedule K-1 preparation and mailing costs, independent auditor fees and registrar and transfer agent fees, and costs associated with annual and quarterly reports to unitholders; and

•	the Trust’s liability for Texas franchise tax.

In addition, the amount of funds available for distribution to unitholders will be reduced by the amount of any cash reserves maintained by the Trustee in respect of anticipated future Trust administrative expenses.

Further, during the subordination period, SandRidge will be entitled to receive a quarterly incentive distribution from the Trust equal to 50% of the amount by which cash available to be paid to all unitholders exceeds the incentive threshold for the applicable quarter.

The amount of costs and expenses borne by the Trust may vary materially from quarter-to-quarter. The extent by which the costs and expenses of the Trust are higher or lower in any quarter will directly decrease or increase the amount received by the Trust and available for distribution to the unitholders. Historical post-production costs and taxes, however, may not be indicative of future post-production costs and taxes.

The hedging arrangements for the Trust will cover only a portion of the production attributable to the Trust, and such arrangements will limit the Trust’s ability to benefit from commodity price increases for hedged volumes above the corresponding hedge price.

The Trust has entered into oil hedge contracts with unaffiliated counterparties. Additionally, pursuant to the derivatives agreement, SandRidge has provided the Trust with the effect of certain oil hedge contracts that it entered into with third parties. Under the combined hedging arrangements, approximately 73% of the expected production and approximately 79% of the expected revenues upon which the target distributions are based from August 1, 2011 through March 31, 2015 will be hedged. The remaining estimated production of oil during that time, all production of natural gas and natural gas liquids during that time, and all production after such time is not hedged. With respect to unhedged volumes and periods, the Trust is not protected against the price risks inherent in holding interests in oil, a commodity that is frequently characterized by significant price volatility. Furthermore, while the use of hedging arrangements limits the downside risk of price declines, they may also limit the Trust’s ability to benefit from increases in oil prices above the hedge price on the portion of the production attributable to the Trust’s royalty interests that is hedged.

The Trust’s receipt of any payments due to it based on the Trust’s hedge contracts with unaffiliated hedge counterparties and the derivatives agreement with SandRidge depends upon the financial position of the Trust’s unaffiliated hedging counterparties, SandRidge and SandRidge’s hedging counterparties. The Trust’s sole current counterparty under its hedge contracts with unaffiliated third parties is Morgan Stanley Capital Group Inc. The Trust’s counterparty under the derivatives agreement is SandRidge, whose sole current counterparty is also Morgan Stanley Capital Group Inc. In the event that any counterparty to the oil contracts defaults on its obligations to make payments under such contracts, the cash distributions to the Trust unitholders would likely be materially reduced as the hedge payments are intended to provide additional cash to the Trust during periods of lower oil and natural gas prices. SandRidge will not be required to make payments to the Trust under the derivatives agreement to the extent of payment defaults by SandRidge’s hedge contract counterparty. Except in limited circumstances involving the restructuring of an existing hedge, the Trust has no ability to terminate its hedge contracts or enter into additional hedges of its own. See “—SandRidge’s ability to satisfy its obligations to the Trust depends on its financial position, and in the event of a default by SandRidge in its obligation to drill the Development Wells, or in the event of SandRidge’s bankruptcy, it may be expensive and time-consuming for the Trust to exercise its remedies.”

For Development Wells drilled on properties where SandRidge is not the operator, SandRidge will rely on third-party operators to drill the Development Wells, and for those Development Wells where SandRidge is the operator, SandRidge may rely on third-party servicers to conduct the drilling operations.

SandRidge owns a majority working interest in substantially all of the locations on which it expects to drill the Development Wells, and it expects to operate such wells during the subordination period. For Development Wells drilled on properties where SandRidge is not the operator, however, SandRidge will rely on third-party operators to drill the Development Wells. In addition, where SandRidge is the operator of a Development Well, it may rely on third-party servicers to perform the necessary drilling operations. The ability of third-party servicers to perform such drilling operations will depend on those servicers’ financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors. The failure of a third-party servicer to adequately perform operations could delay drilling or completion or reduce production from the Underlying Properties and the cash available for distribution to Trust unitholders. If the Development Wells take longer to be drilled and completed than currently anticipated, this may delay revenue earned from the production of oil and natural gas by such wells. The revenues distributable to the Trust and the amount of cash distributable to the Trust unitholders would similarly be delayed.

Production of oil and natural gas on the Underlying Properties could be materially and adversely affected by severe or unseasonable weather.

Production of oil and natural gas on the Underlying Properties could be materially and adversely affected by severe weather. Repercussions of severe weather conditions may include:

•	evacuation of personnel and curtailment of operations;

•	weather-related damage to drilling rigs or other facilities, resulting in suspension of operations;

•	inability to deliver materials to worksites; and

•	weather-related damage to pipelines and other transportation facilities.

The Trustee may, under certain circumstances, sell the Royalty Interests and dissolve the Trust. The Trust will begin to liquidate following the end of the 20-year period in which the Trust is in existence.

The Royalty Interests will be sold and the Trust will be dissolved upon the occurrence of certain events. For example, the Trustee must sell the Royalty Interests if unitholders approve the sale or vote to dissolve the Trust. The Trustee must also sell the Royalty Interests if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million. The sale of all of the Royalty Interests will result in the dissolution of the Trust. Upon the dissolution of the Trust, the net proceeds of any such sale will be distributed to the Trust unitholders pro rata and unitholders will not be entitled to receive any proceeds from the sale of production from the Underlying Properties following such date.

At the Termination Date, 50% of the royalty interest on the Initial Wells and 50% of the royalty interest on the Development Wells will automatically revert to SandRidge, while the remaining 50% of each of the Initial Well Royalty Interest and the Development Well Royalty Interest will be sold and the proceeds will be distributed to the unitholders (including SandRidge to the extent of any Trust units it owns) at the Termination Date or soon thereafter. The price received by the Trust by any purchaser of the remaining 50% of each of the Initial Well Royalty Interest and the Development Well Royalty Interest will depend, among other things, on the prices of oil and natural gas at that time. There can be no assurance that the prices of oil and natural gas will be at levels such that Trust unitholders will receive any particular amount of cash in return for the Trust’s sale of the remaining Royalty Interests. Moreover, SandRidge will have a right of first refusal to purchase the remaining Royalty Interests at the Termination Date, which may reduce the inclination of third parties to place a bid, and thereby reduce the value received by the Trust in a sale. If the Trustee receives a bid from a proposed purchaser other than SandRidge and wants to sell all or part of the remaining Royalty Interests to such third party, the Trustee will be required to give notice to SandRidge and identify the proposed purchaser and proposed sale price, and other terms of the bid.

The Trust is managed by a Trustee who cannot be replaced except at a special meeting of Trust unitholders.

The business and affairs of the Trust are managed by the Trustee. A unitholder’s voting rights are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the outstanding Trust units, excluding Trust units held by SandRidge, voting in person or by proxy at a special meeting of Trust unitholders at which a quorum is present called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it may be difficult for public unitholders to remove or replace the Trustee without the cooperation of holders of a substantial percentage of the outstanding Trust units.

Trust unitholders have limited ability to enforce provisions of the Royalty Interests, and SandRidge’s liability to the Trust is limited.

The Trust Agreement permits the Trustee and the Trust to sue SandRidge or any other future owner of the Underlying Properties to enforce the terms of the conveyances creating the Initial Well Royalty Interest and the Development Well Royalty Interest. If the Trustee does not take appropriate action to enforce provisions of these conveyances, a Trust unitholder’s recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits a Trust unitholder’s ability to directly sue SandRidge or any other party other than the Trustee. As a result, Trust unitholders will not be able to sue SandRidge or any future owner of the Underlying Properties to enforce the Trust’s rights under the conveyances. Furthermore, the Royalty Interest conveyances provide that, except as set forth in the conveyances, SandRidge will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts in good faith and, to the fullest extent permitted by law, will owe no fiduciary duties to the Trust or the unitholders.

Courts outside of Delaware may not recognize the limited liability of the Trust unitholders provided under Delaware law.

Under the Delaware Statutory Trust Act, Trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private corporations for profit under the General Corporation Law of the State of Delaware. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.

SandRidge may sell Trust units in the public or private markets and such sales could have an adverse impact on the trading price of the common units.

SandRidge owns an aggregate of 4,875,000 common units and 13,125,000 subordinated units. All of the subordinated units will automatically convert into common units at the end of the subordination period. SandRidge has agreed not to sell any Trust units for a period of 180 days after August 10, 2011 without the consent of Morgan Stanley & Co. LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC, acting as representatives of the several underwriters. After such period, SandRidge may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the common units or on any trading market that may develop. The Trust has granted registration rights to SandRidge, which, if exercised, would facilitate sales of Trust units by SandRidge to the public.

Conflicts of interest could arise between SandRidge and the Trust unitholders.

As a working interest owner in the Underlying Properties, SandRidge could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•

Notwithstanding its drilling obligation to the Trust, SandRidge’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of the Underlying Properties. Additionally, SandRidge may abandon a well that is uneconomic, or not generating revenues from production in excess of its operating costs, even though such well is still generating revenue for the Trust unitholders. Subsequent to fulfilling its drilling obligation, SandRidge may make decisions with respect to expenditures and decisions to allocate resources on projects in other areas that adversely affect the Underlying Properties, including reducing expenditures on these properties, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

•

SandRidge may sell some or all of the Underlying Properties, subject to its obligation not to sell any property relating to the Development Well Royalty Interest prior to satisfying its obligation to drill the Development Wells. Such sale may not be in the best interests of the Trust unitholders. Any purchaser may lack SandRidge’s experience in the Permian Basin or its creditworthiness.

•

In connection with the sale by SandRidge of some or all of the Underlying Properties, SandRidge may require the Trust to release for sale royalty interests with an aggregate value to the Trust of up to $5.0 million during any 12-month period. These releases will be made conditional upon the Trust receiving an amount equal to the fair value to the Trust of such royalty interests, but will not require the consent of the Trust unitholders.

•

SandRidge is permitted under the conveyance agreements creating the Royalty Interests to enter into new processing and transportation contracts without obtaining bids from or otherwise negotiating with any independent third parties, and SandRidge will deduct from the Trust’s proceeds any charges under such contracts attributable to production from the Trust properties. Provisions in the conveyance agreements, however, require that charges under future contracts with affiliates of SandRidge relating to processing or transportation of oil and natural gas be comparable to charges prevailing in the area for similar services.

•

After expiration of a 180-day lock-up period, SandRidge can sell its Trust units regardless of the effects such sale may have on common unit prices or on the Trust itself. Additionally, SandRidge can vote its Trust units in its sole discretion.

In addition, SandRidge has agreed that, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms’ length transaction between SandRidge and an unaffiliated third-party. If SandRidge provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of unitholders. Finally, as hedge manager to the Trust, SandRidge will have the ability to negotiate the terms of any novation, assignment or transfer to the Trust of any hedge contract to which SandRidge is a party.

SandRidge may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests, after satisfying its drilling obligations to the Trust; any such purchaser could have a weaker financial position and/or be less experienced in oil and natural gas development and production than SandRidge.

Unitholders will not be entitled to vote on any sale of the Underlying Properties if the Underlying Properties are sold subject to and burdened by the Royalty Interests and the Trust will not receive any proceeds from any such sale. The purchaser would be responsible for all of SandRidge’s obligations relating to the Royalty Interests on the portion of the Underlying Properties sold, and SandRidge would have no continuing obligation to the Trust for those properties. Additionally, SandRidge may enter into farmout or joint venture arrangements with respect to the wells burdened by the Royalty Interest. Any purchaser, farmout counterparty or joint venture partner could have a weaker financial position and/or be less experienced in oil and natural gas development and production than SandRidge.

SandRidge’s ability to satisfy its obligations to the Trust depends on its financial position, and in the event of a default by SandRidge in its obligation to drill the Development Wells, or in the event of SandRidge’s bankruptcy, it may be expensive and time-consuming for the Trust to exercise its remedies.

Pursuant to the terms of the development agreement, SandRidge is obligated to drill, or cause to be drilled, the Development Wells at its own expense. SandRidge owns a majority working interest in substantially all of the locations on which it expects to drill the Remaining Development Wells, and it expects to operate such wells until completion of its drilling obligation. As of June 30, 2011, SandRidge is also the operator of all of the Drilled Wells. The conveyances provide that SandRidge is obligated to market, or cause to be marketed, the oil and natural gas production related to the Underlying Properties. Additionally, SandRidge is the counterparty to the Trust’s derivatives agreement and has certain obligations to the Trust under the agreement. In the event that SandRidge defaults on its obligation to make payments under the derivatives agreement, the cash distributions to the Trust unitholders may be materially reduced as these payments are intended to provide additional cash to the Trust during periods of lower oil and natural gas prices. Due to the Trust’s reliance on SandRidge to fulfill these numerous obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on SandRidge’s performance.

SandRidge’s ability to perform these obligations depends on its future financial condition and economic performance and access to capital, which in turn depends upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond SandRidge’s control.

In the event that SandRidge defaults on its obligation to drill the Remaining Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of SandRidge’s remaining interests in the undeveloped portions of the AMI. As of June 30, 2011, the maximum amount the Trust can recover in such a foreclosure action is approximately $280.5 million, which will be reduced proportionately as each Remaining Development Well is drilled and perforated for completion. There can be no assurance that the value of SandRidge’s interests in the undeveloped portions of the AMI secured by the Drilling Support Lien will be equal to the amount recoverable at any given time, and such interests may be worth considerably less. The process of foreclosing on such collateral may be expensive and time-consuming and delay the drilling and completion of the Remaining Development Wells; such delays and expenses would reduce Trust distributions by reducing the amount of proceeds available for distribution. Any amounts actually recovered in a foreclosure action would be applied to completion of SandRidge’s drilling obligation, would not result in any distribution to the Trust unitholders and may be insufficient to drill the number of wells needed for the Trust to realize the full value of the Development Well Royalty Interest. Furthermore, the Trust would have to seek a new party to perform the drilling and operations of the wells. The Trust may not be able to find a replacement driller or operator, and it may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time.

SandRidge will not be required to maintain a segregated account for proceeds payable to the Trust. The proceeds of the Royalty Interests may be commingled, for a period of time, with proceeds of SandRidge’s retained interest in the Underlying Properties, for the period of time between SandRidge’s sale of hydrocarbons attributable to the Royalty Interests and the quarterly payment to the Trust of its share of proceeds. It is possible that the Trust may not have adequate facts to trace its entitlement to funds in the commingled pool of funds and that other persons may, in asserting claims against SandRidge’s retained interest, be able to assert claims to the proceeds that should be delivered to the Trust. If there is an event of default under SandRidge’s credit facility, SandRidge must keep its accounts with banks that enter into control agreements with the administrative agent under the credit facility, which would permit the administrative agent to direct payment of funds in such accounts during the pendency of an event of default. In addition, during any bankruptcy of SandRidge, it is possible that payments of the royalties may be delayed or deferred. During the pendency of any SandRidge bankruptcy proceedings, the Trust’s ability to foreclose on the Drilling Support Lien, and the ability to collect cash payments being held in SandRidge’s accounts that are attributable to production from the Trust properties, may be stayed by the bankruptcy court. Delay in realizing on the collateral for the Drilling Support Lien is possible, and it cannot be guaranteed that a bankruptcy court would permit such foreclosure. It is possible that the bankruptcy would also delay the execution of a new agreement with another driller or operator. If the Trust enters into a new agreement with a drilling or operating partner, the new partner might not achieve the same levels of production or sell oil and natural gas at the same prices as SandRidge was able to achieve.

Oil and natural gas wells are subject to operational hazards that can cause substantial losses. SandRidge maintains insurance; however, SandRidge may not be adequately insured for all such hazards.

There are a variety of operating risks inherent in oil and natural gas production and associated activities, such as fires, leaks, explosions, mechanical problems, major equipment failures, blowouts, uncontrollable flow of oil and natural gas, water or drilling fluids, casing collapses, abnormally pressurized formations and natural disasters. The occurrence of any of these or similar accidents that temporarily or permanently halt the production and sale of oil and natural gas at any of the Underlying Properties will reduce Trust distributions by reducing the amount of proceeds available for distribution.

Additionally, if any of such risks or similar accidents occur, SandRidge could incur substantial losses as a result of injury or loss of life, severe damage or destruction of property, natural resources and equipment, regulatory investigation and penalties and environmental damage and clean-up responsibility. If SandRidge experiences any of these problems, its ability to conduct operations and perform its obligations to the Trust could be adversely affected. While SandRidge intends to obtain and maintain insurance coverage it deems appropriate for these risks with respect to the Underlying Properties, SandRidge’s operations may result in liabilities exceeding such insurance coverage or liabilities not covered by insurance. If a well is damaged, SandRidge would have no obligation to drill a replacement well or make the Trust whole for the loss.

SandRidge is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting its operations or expose SandRidge to significant liabilities.

SandRidge’s oil and natural gas exploration, production, transportation and treatment operations are subject to complex and stringent laws and regulations. In order to conduct its operations in compliance with these laws and regulations, SandRidge must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. SandRidge may incur substantial costs in order to maintain compliance with these existing laws and regulations. Further, in light of the explosion and fire on the drilling rig Deepwater Horizon in the Gulf of Mexico, as well as recent incidents involving the release of oil and natural gas and fluids as a result of drilling activities in the United States, there has been a variety of regulatory initiatives at the federal and state level to restrict oil and natural gas drilling operations in certain locations. Any increased regulation or suspension of oil and natural gas exploration and production, or revision or reinterpretation of existing laws and regulations, that arises out of these incidents or otherwise could result in delays and higher operating costs. Such costs or significant delays could have a material adverse effect on SandRidge’s business, financial condition and results of operations. SandRidge must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent SandRidge is a shipper on interstate pipelines, it must comply with the tariffs of such pipelines and with federal policies related to the use of interstate capacity.

Laws and regulations governing oil and natural gas exploration and production may also affect production levels. SandRidge is required to comply with federal and state laws and regulations governing conservation matters, including provisions related to the unitization or pooling of the oil and natural gas properties; the establishment of maximum rates of production from wells; the spacing of wells; and the plugging and abandonment of wells. These and other laws and regulations can limit the amount of oil and natural gas SandRidge can produce from its wells, limit the number of wells it can drill, or limit the locations at which it can conduct drilling operations, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust’s interests.

New laws or regulations, or changes to existing laws or regulations may unfavorably impact SandRidge, could result in increased operating costs and have a material adverse effect on SandRidge’s financial condition and results of operations. For example, Congress is currently considering legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, the elimination of most U.S. federal tax incentives and deductions available to oil and natural gas exploration and production activities, and the prohibition or additional regulation of private energy commodity derivative and hedging activities.

Additionally, state and federal regulatory authorities may expand or alter applicable pipeline safety laws and regulations, compliance with which may require increased capital costs on the part of SandRidge and third-party downstream oil and natural gas transporters. These and other potential regulations could increase SandRidge’s operating costs, reduce SandRidge’s liquidity, delay SandRidge’s operations, increase direct and third-party post production costs associated with the Trust’s interests or otherwise alter the way SandRidge conducts its business, which could have a material adverse effect on SandRidge’s financial condition, results of operations and cash flows and which could reduce cash received by or available for distribution, including any amounts paid by SandRidge for transportation on downstream interstate pipelines.

The operations of SandRidge are subject to environmental laws and regulations that may result in significant costs and liabilities.

The oil and natural gas exploration and production operations of SandRidge in the Permian Basin are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to SandRidge’s operations including the acquisition of a permit before conducting drilling; water withdrawal or waste disposal activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency (“EPA”) and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of SandRidge’s operations.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of SandRidge’s operations due to its handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to its operations, and as a result of historical industry operations and waste disposal practices. Under certain environmental laws and regulations, SandRidge could be subject to joint and several strict liability for the removal or remediation of previously released materials or property contamination regardless of whether SandRidge was responsible for the release or contamination or if the operations were not in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which SandRidge’s wells are drilled and facilities where SandRidge’s petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. In addition, the risk of accidental spills or releases could expose SandRidge to significant liabilities that could have a material adverse effect on its financial condition or results of operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require SandRidge to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on its results of operations, competitive position or financial condition. SandRidge may not be able to recover some or any of these costs from insurance. As a result of the increased cost of compliance, SandRidge may decide to discontinue drilling. Additionally, permitting delays may inhibit SandRidge’s ability to drill the Remaining Development Wells on schedule.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that SandRidge produces while the physical effects of climate change could disrupt SandRidge’s production and cause SandRidge to incur significant costs in preparing for or responding to those effects.

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present a danger to public health and the environment. These findings allow the agency to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has proposed regulations that would require a reduction in emissions of GHGs from motor vehicles and adopted regulations that could trigger permit review for GHG emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA published a final rule that expands its October 2009 final rule on reporting of GHG emissions to include owners and operators of onshore oil and natural gas production, effective December 30, 2010. Both houses of Congress have actively considered legislation to reduce emissions of GHGs and the Obama Administration has indicated its support for legislation to reduce GHG emissions through an emission allowance system. At the state level, almost one-half of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, SandRidge’s equipment and operations could require SandRidge to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil and natural gas that it produces. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on SandRidge’s assets and operations.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect SandRidge’s services.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing practices not currently employed by SandRidge in the AMI. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with results of the study anticipated to be available by late 2012 and final results by 2014. Also, for the second consecutive session, legislation has been introduced, but not adopted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For instance, in June 2011, Texas adopted a law that requires disclosure to the Railroad Commission of Texas of the additives and other chemicals contained in hydraulic fracturing fluids used in the state, subject to certain trade secret protections. If new laws or regulations that significantly restrict or regulate hydraulic fracturing are adopted, such legal requirements could make it more difficult or costly for SandRidge to perform fracturing to stimulate production from the Permian Basin and thereby affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that SandRidge is ultimately able to produce in commercial quantities from the Underlying Properties.

The Trust is subject to the requirements of the Sarbanes-Oxley Act of 2002, which may impose cost and operating challenges on it.

The Trust is subject to certain of the requirements of the Sarbanes-Oxley Act of 2002 which requires, among other things, maintenance by the Trust of, and reports regarding the effectiveness of, a system of internal control over financial reporting. Complying with these requirements may pose operational challenges and may cause the Trust to incur unanticipated expenses. Any failure by the Trust to comply with these requirements could lead to a loss of public confidence in the Trust’s internal controls and in the accuracy of the Trust’s publicly reported results.

Tax Risks Related to the Units

The Trust’s tax treatment depends on its status as a partnership for U.S. federal income tax purposes. If the U.S. Internal Revenue Service (“IRS”) were to treat the Trust as a corporation for U.S. federal income tax purposes, then its cash available for distribution to unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the Trust units depends largely on the Trust being treated as a partnership for U.S. federal income tax purposes. The Trust has not requested, and does not plan to request, a ruling from the IRS, on this or any other tax matter affecting it.

It is possible in certain circumstances for a publicly traded trust otherwise treated as a partnership, such as the Trust, to be treated as a corporation for U.S. federal income tax purposes. Although the Trust does not believe based upon its current activities that it is so treated, a change in current law could cause it to be treated as a corporation for U.S. federal income tax purposes or otherwise subject it to taxation as an entity.

If the Trust was treated as a corporation for U.S. federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely be required to pay state income tax on its taxable income at the corporate tax rate of such state. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders without first being subjected to taxation at the entity level. Because a tax would be imposed upon the Trust as a corporation, its cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of the Trust as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Trust unitholders, likely causing a substantial reduction in the value of the Trust units.

The Trust Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects the Trust to taxation as a corporation or otherwise subjects it to entity-level taxation for U.S. federal income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on the Trust.

If the Trust were subjected to a material amount of additional entity-level taxation by individual states, it would reduce the Trust’s cash available for distribution to unitholders.

Changes in current state law may subject the Trust to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, the Trust will be required to pay Texas franchise tax each year at a maximum effective rate of 0.7% of its gross income apportioned to Texas in the prior year. This rate of tax is subject to change by new legislation at any time. Some portion of the revenues will be subject to the Texas franchise tax. Imposition of any similar taxes by any other state may substantially reduce the cash available for distribution to unitholders and, therefore, negatively impact the value of an investment in Trust units.

The Trust Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects the Trust to additional amounts of entity-level taxation for state or local income tax purposes, the subordination threshold amounts, incentive threshold amounts and target distribution amounts may be adjusted to reflect the impact of that law on the Trust.

The tax treatment of an investment in Trust units could be affected by recent and potential legislative changes, possibly on a retroactive basis.

The Health Care and Education Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects an individual having adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) to an additional “Medicare tax” equal generally to 3.8% of the lesser of such excess or the individual’s net investment income, which appears to include interest income and royalty income derived from investments such as the Trust units as well as any net gain from the disposition of Trust units. In addition, absent new legislation extending the current rates, beginning January 1, 2013, the highest marginal U.S. federal income tax rate applicable to ordinary income and long-term capital gains of individuals will increase to 39.6% and 20%, respectively. Moreover, these rates are subject to change by new legislation at any time.

Current law may change so as to cause the Trust to be treated as a corporation for U.S. federal income tax purposes or otherwise subject the Trust to entity-level taxation. Specifically, the present U.S. federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units may be modified by administrative, legislative or judicial interpretation at any time. For example, at the federal level, legislation has been proposed in the past that would have eliminated partnership tax treatment for certain publicly traded partnerships. Although such legislation would not have applied to the Trust as it was proposed, it could be reintroduced in a manner that does apply to the Trust. Any such legislation would likely also affect the Trust tax treatment for state tax purposes.

The Trust Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects the Trust to taxation as a corporation or otherwise subjects it to entity-level taxation for U.S. federal income tax purposes, subordination threshold amounts, the incentive threshold amounts and the target distribution amounts may be adjusted to reflect the impact of that law on the Trust.

The Trust will adopt positions that may not conform to all aspects of existing Treasury Regulations. If the IRS contests the tax positions the Trust takes, the value of the Trust units may be adversely affected, the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gain, loss and deduction may be reallocated among Trust unitholders.

If the IRS contests any of the U.S. federal income tax positions the Trust takes, the value of the Trust units may be adversely affected because the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gain, loss and deduction may be reallocated among Trust unitholders. For example, the Trust will generally prorate its items of income, gain, loss and deduction between transferors and transferees of the Trust units each quarter based upon the record ownership of the Trust units on the quarterly record date, instead of on the basis of the date a particular Trust unit is transferred. Although simplifying conventions are contemplated by the Internal Revenue Code, and most publicly traded partnerships use similar simplifying conventions, the use of these methods may not be permitted under existing Treasury Regulations.

The Trust has not requested a ruling from the IRS with respect to its treatment as a partnership for U.S. federal income tax purposes or any other matter affecting the Trust. The IRS may adopt positions that differ from the conclusions of the Trust’s counsel or from the positions the Trust takes. It may be necessary to resort to administrative or court proceedings to attempt to sustain some or all of the conclusions of the Trust’s counsel or the positions the Trust takes. A court may not agree with some or all of the conclusions of the Trust’s counsel or positions the Trust takes. Any contest with the IRS may materially and adversely impact the market for the Trust units and the price at which they trade. In addition, the Trust’s costs of any contest with the IRS will be borne indirectly by the Trust unitholders because the costs will reduce the Trust’s cash available for distribution.

Each unitholder will be required to pay taxes on the unitholder’s share of the Trust’s income even if a unitholder does not receive any cash distributions from the Trust.

Because the Trust unitholders will be treated as partners to whom the Trust will allocate taxable income that could be different in amount than the cash the Trust distributes, each unitholder will be required to pay any federal income taxes and, in some cases, state and local income taxes on the unitholder’s share of the Trust’s taxable income even if a unitholder receives no cash distributions from the Trust. A unitholder may not receive cash distributions from the Trust equal to the unitholder’s share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of the Trust units could be more or less than expected.

If a unitholder sells its Trust units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those Trust units. Because distributions in excess of a unitholder’s allocable share of the Trust’s net taxable income decrease the unitholder’s tax basis in its Trust units, the amount, if any, of such prior excess distributions with respect to the Trust units unitholders sell will, in effect, become taxable income to unitholders if unitholders sell such Trust units at a price greater than the unitholder’s tax basis in those Trust units, even if the price the unitholder receives is less than the unitholder’s original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion recapture.

The ownership and disposition of Trust units by non-U.S. persons may result in adverse tax consequences to them.

Investment in Trust units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons may be required to file U.S. federal income tax returns and pay tax on their share of the Trust’s taxable income. If a unitholder is a tax exempt entity or a non-U.S. person, the unitholder should consult a tax advisor before investing in the Trust units.

The Trust will treat each purchaser of Trust units as having the same economic attributes without regard to the actual Trust units purchased. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.

Due to a number of factors, including the Trust’s inability to match transferors and transferees of Trust units, the Trust will adopt positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of Trust units and could have a negative impact on the value of the Trust units or result in audit adjustments to a unitholder’s tax returns.

The Trust will prorate its items of income, gain, loss and deduction between transferors and transferees of the Trust units each quarter based upon the record ownership of the Trust units on the quarterly record date, instead of on the basis of the date a particular Trust unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among the Trust unitholders.

The Trust will generally prorate its items of income, gain, loss and deduction between transferors and transferees of the Trust units based upon the record ownership of the Trust units on the quarterly record date instead of on the basis of the date a particular

Trust unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, the Trust’s counsel is unable to opine as to the validity of this method. If the IRS were to challenge the Trust’s proration method, the Trust may be required to change its allocation of items of income, gain, loss and deduction among the Trust unitholders.

A Trust unitholder whose Trust units are loaned to a “short seller” to cover a short sale of Trust units may be considered as having disposed of those Trust units. If so, he would no longer be treated for tax purposes as a partner with respect to those Trust units during the period of the loan and may recognize gain or loss from the disposition.

Because a Trust unitholder whose Trust units are loaned to a “short seller” to cover a short sale of Trust units may be considered as having disposed of the loaned Trust units, he may no longer be treated for tax purposes as a partner with respect to those Trust units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of the Trust’s income, gain, loss or deduction with respect to those Trust units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those Trust units could be fully taxable as ordinary income. The Trust’s counsel has not rendered an opinion regarding the treatment of a unitholder where Trust units are loaned to a short seller to cover a short sale of Trust units; therefore, Trust unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from loaning their Trust units.

The Trust will adopt certain valuation methodologies that may affect the income, gain, loss and deduction allocable to the Trust unitholders. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.

The U.S. federal income tax consequences of the ownership and disposition of Trust units will depend in part on the Trust’s estimates of the relative fair market values, and the initial tax bases of the Trust’s assets. Although the Trust may from time to time consult with professional appraisers regarding valuation matters, the Trust will make many of the relative fair market value estimates itself. These estimates and determinations of basis are subject to challenge and will not be binding on the IRS or the courts. If the estimates of fair market value or basis are later found to be incorrect, the character and amount of items of income, gain, loss or deductions previously reported by Trust unitholders might change, and Trust unitholders might be required to adjust their tax liability for prior years and incur interest and penalties with respect to those adjustments.

The sale or exchange of 50% or more of the Trust’s capital and profits interests during any twelve-month period will result in the termination of the Trust’s partnership status for U.S. federal income tax purposes.

The Trust will be considered to have technically terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in its capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same Trust unit within any 12 month period will be counted only once. The Trust’s termination would, among other things, result in the closing of its taxable year for all Trust unitholders, which would result in the Trust filing two tax returns (and the Trust unitholders could receive two Schedules K-1) for one calendar year. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax year in which the termination occurs. In the case of a unitholder reporting on a taxable year other than a calendar year ending December 31, the closing of the Trust’s taxable year may also result in more than 12 months of the Trust’s taxable income being includable in his taxable income for the year of termination. A technical termination would not affect the Trust’s classification as a partnership for U.S. federal income tax purposes, but instead, the Trust would be treated as a new partnership for tax purposes. If treated as a new partnership, the Trust must make new tax elections and could be subject to penalties if the Trust is unable to determine that a technical termination occurred.

Certain U.S. federal income tax preferences currently available with respect to oil and natural gas production may be eliminated as a result of future legislation.

Among the changes contained in President Obama’s Budget Proposal for Fiscal Year 2012 is the elimination of certain key U.S. federal income tax preferences relating to oil and natural gas exploration and production. The President’s budget proposes to eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. Specifically, the budget proposes to repeal the deduction for percentage depletion with respect to wells, including perpetual royalty interests in such wells, in which case only cost depletion would be available.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

The Trust’s initial public offering of common units of beneficial interest was effected through a Registration Statement on Form S-1 (File No. 333-174492), which was declared effective by the Securities and Exchange Commission on August 10, 2011, and registered an aggregate of 34,500,000 of common units that were sold at an initial public offering price of $18.00 per unit, for an aggregate gross offering price of $621.0 million. Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC, acted as representatives of the underwriters of the offering. Following the sale of the 34,500,000 common units, the offering terminated.

The underwriting commissions (including a structuring fee payable to Morgan Stanley & Co. Incorporated) totaled approximately $40.4 million in connection with the offering. The net offering proceeds to the Trust, after deducting commissions and offering costs, were approximately $580.6 million.

The Trust used all $580.6 million of the net proceeds to pay SandRidge’s wholly-owned subsidiary, as partial consideration for the conveyance of the Royalty Interests. SandRidge used a portion of the proceeds received from the Trust to repay borrowings under its credit facility. Funds remaining after this repayment will be used by SandRidge for general corporate purposes, which may include the funding of the drilling obligation to the Trust under the development agreement.

ITEM 6. Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDRIDGE PERMIAN TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A, Trustee

By:	/s/ Michael J. Ulrich
Michael J. Ulrich
Vice President

Date: September 26, 2011

The registrant, SandRidge Permian Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available, and none have been provided. In signing the report above, the Trustee does not imply that it has performed any such function or that any such function exists pursuant to the terms of the Trust Agreement under which it serves.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

1.1	Underwriting Agreement, dated August 10, 2011, by and among SandRidge Energy, Inc., SandRidge Permian Trust, and Morgan Stanley & Co. LLC., Raymond James & Associates, Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC, as representatives of the several Underwriters	8-K	001-35274	1.1	08/12/2011

3.1	Certificate of Trust of SandRidge Permian Trust	S-1	333-174492	3.1	08/02/2011

3.2	Trust Agreement of SandRidge Permian Trust, dated May 12, 2011	S-1	333-174492	4.1	08/02/2011

3.3	Amended and Restated Trust Agreement, dated as of August 16, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35274	4.1	08/19/2011

10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.3	08/19/2011

10.2	Perpetual Overriding Royalty Interest Conveyance (Development), by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.4	08/19/2011

10.3	Assignment of Overriding Royalty Interest, by and between Mistmada Oil Company and SandRidge Permian Trust	8-K	001-35274	10.5	08/19/2011

10.4	Term Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35274	10.1	08/19/2011

10.5	Term Overriding Royalty Interest Conveyance (Development), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35274	10.2	08/19/2011

10.6	Administrative Services Agreement, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.6	08/19/2011

10.7	Development Agreement, by and between SandRidge Energy, Inc., SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.7	08/19/2011

10.8	Deed of Trust, dated as of August 16, 2011, by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.9	08/19/2011

10.9	Derivatives Agreement, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.8	08/19/2011

10.10	Registration Rights Agreement, dated as of August 16, 2011, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.10	08/19/2011

31	Section 302 Certification – Trustee’s Vice President					*

32	Section 906 Certification – Trustee’s Vice President					*