Form 10-Q
period 2011-09-30
SandRidge Permian Trust
filed 2011-11-14
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(800) 852-1422

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2011, 39,375,000 Common Units and 13,125,000 Subordinated Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended September 30, 2011

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and “Risk Factors” in Item 1A of Part II and elsewhere herein regarding the proved oil and natural gas reserves associated with the properties underlying the Royalty Interests, the Trust’s or SandRidge’s future financial position, business strategy, budgets, project costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part II of this Quarterly Report, which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business and the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements (Unaudited)

SANDRIDGE PERMIAN TRUST

STATEMENT OF ASSETS AND TRUST CORPUS

SEPTEMBER 30, 2011

(In thousands, except unit data)

(Unaudited)

ASSETS
Cash and cash equivalents	$1

Investment in royalty interests	549,832
Less: accumulated amortization	(14,506)

Net investment in royalty interests	535,326

Total assets	$535,327

TRUST CORPUS
Trust corpus, 39,375,000 common units and 13,125,000 subordinated units issued and outstanding	$535,327

The accompanying notes are an integral part of this financial statement.

SANDRIDGE PERMIAN TRUST

STATEMENT OF CHANGES IN TRUST CORPUS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands)

(Unaudited)

Trust corpus, January 1, 2011	$—
Initial Trust funding	1
Issuance of Trust units	580,635
Conveyance of royalty interests	549,832
Consideration paid for conveyance of royalty interests	(580,635)
Amortization of investment in royalty interests	(14,506)

Trust corpus, September 30, 2011	$535,327

The accompanying notes are an integral part of this financial statement.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

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

The Trust was created to acquire and hold the Royalty Interests for the benefit of Trust unitholders pursuant to a trust agreement dated May 12, 2011, and subsequently amended and restated as of August 16, 2011, by and among SandRidge, the Trustee and the Delaware Trustee (the “Trust Agreement”). These Royalty Interests were derived from SandRidge’s interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). As of September 30, 2011, these properties consisted of (a) 517 oil and natural gas wells developed as of April 1, 2011, including 21 wells awaiting completion in the target formation at that time (the ‘‘Initial Wells’’), (b) 129 additional wells (equivalent of approximately 134 development wells under the development agreement as described below) that were drilled and perforated for completion between April 1, 2011 and September 30, 2011 (the “Additional Drilled Wells” and, together with the Initial Wells, the “Drilled Wells”), and (c) the equivalent of approximately 754 oil and natural gas development wells to be drilled (the “Remaining Development Wells” and, together with the Additional Drilled Wells, the “Development Wells”) in an area of mutual interest (“AMI”). As specified in the development agreement executed by the Trust with SandRidge (see Note 6), SandRidge will be credited for having drilled one full Development Well if the well is drilled to a specified target formation and SandRidge’s net revenue interest in the well is equal to 69.3%. The actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest in each well.

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

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas production attributable to SandRidge’s net revenue interest in the Initial Wells and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas production attributable to SandRidge’s net revenue interest in the Development Wells beginning on the effective date of the conveyance, April 1, 2011.

The Trust is not responsible for any costs related to the drilling of the Development Wells or any other operating or capital costs. The Trust’s cash receipts with respect to the Royalty Interests in the Underlying Properties are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests. Post-production costs generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, including natural gas liquids, and natural gas produced. The Trust’s distributable income will be adjusted for amounts realized and paid under the Trust’s derivative contracts as discussed further in Note 6, and will be reduced by the Trust’s cash reserves withheld by the Trustee and general and administrative expenses when paid.

Through an initial public offering in August 2011, the Trust sold 34,500,000 of its common units to the public for net proceeds, after payment of offering expenses, of approximately $580.6 million. The Trust delivered the net proceeds of the offering, along with 4,875,000 common units and 13,125,000 subordinated units, to certain wholly owned subsidiaries of SandRidge, in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions and as of September 30, 2011, there were 52,500,000 Trust units, consisting of 39,375,000 common and 13,125,000 subordinated units, issued and outstanding. The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions as described below.

The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). At the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the Development Wells (described above), the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions will terminate. After such time, the common units will no longer have the protection of the Subordination Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting. The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust records revenues when cash is received rather than when earned and expenses when paid rather than when incurred and may also establish certain cash reserves for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of investment in royalty interests, calculated on a unit-of-production basis, and any impairments are charged directly to trust corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the Securities and Exchange Commission (“SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

The accompanying financial statements have been prepared by the Trust in accordance with the accounting policies noted below and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the May 13, 2011 audited financial statement and notes thereto of the Trust included in the final prospectus filed with the SEC by the Trust pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 12, 2011 (the “Prospectus”).

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

Investment in Royalty Interests. The conveyance of the Royalty Interests to the Trust in August 2011 was accounted for as a transfer of properties between entities under common control and recorded at SandRidge’s historical cost, or $549.8 million, which was determined by allocating the historical net book value of SandRidge’s full cost pool based on the fair value of the Royalty Interests relative to the fair value of SandRidge’s full cost pool. The carrying value of the Trust’s investment in royalty interests is not necessarily indicative of the fair value of such Royalty Interests.

Significant dispositions or abandonments of the Underlying Properties are charged to investment in royalty interests and the trust corpus. Amortization of investment in royalty interests is calculated on a units-of-production basis, whereby the Trust’s cost basis is divided by the proved reserves attributable to the Royalty Interests to derive an amortization rate per reserve unit. Amortization is recorded when units are produced. Such amortization does not reduce distributable income, rather it is charged directly to trust corpus. Revisions to estimated future units-of-production are treated on a prospective basis beginning on the date significant revisions are known.

The investment in royalty interests is assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an assessment is necessary, an impairment would be

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

indicated when the net capitalized costs of investment in royalty interests exceeds undiscounted future net revenues attributable to the Trust’s interest in the proved oil and natural gas reserves of the Underlying Properties. The Trust will provide a write-down to the extent that the net capitalized costs exceed the fair value of the proved oil and natural gas reserves attributable to the Royalty Interests. Any such write-down would be charged directly to trust corpus and would not reduce distributable income.

Derivative Financial Instruments. The Trust has entered into derivative contracts to manage risks related to changes in oil prices. See Note 6. The Trust uses the cash method to account for derivative instruments, under which it records benefits or obligations from derivative contracts when such benefits are received or obligations are paid. The fair market values and changes in the fair market value of the derivative contracts are not included in the accompanying financial statements as the statements are presented on a modified cash basis. There were no proceeds received or payments made related to the Trust’s derivative contracts during the nine months ended September 30, 2011.

Revenue and Expenses. Revenues received by the Trust are net of existing royalties and overriding royalties associated with SandRidge’s interests and are reduced by gathering and post-production expenses and production taxes in order to determine distributable income. The Trust’s distributable income will be adjusted for amounts received or paid under its derivative contracts and will be reduced by cash reserves withheld by the Trustee and other allowable costs such as general and administrative expenses, ad valorem tax and Texas franchise tax, when paid. The Royalty Interests are not burdened by field and lease operating expenses.

3. Income Taxes

The Trust is a Delaware statutory trust, which is treated as a partnership for federal and applicable state income taxes. The Trust is not required to pay federal income taxes. However, the Trust’s activities result in the Trust having nexus in Texas and, therefore, make it subject to Texas franchise tax. The Trust records Texas franchise tax expense when paid.

4. Distributions to Unitholders

The Trust will make quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, cash reserves withheld by the Trustee, ad valorem tax and Texas franchise tax, on or about 60 days following the completion of each quarter through (and including) the quarter ending March 31, 2031. The first distribution, which will cover production for the five-month period April 1, 2011 through August 31, 2011, is expected to be made on or about November 30, 2011 to record unitholders as of November 15, 2011. Subsequent distributions will cover a three-month period. The Trustee intends to withhold $2.0 million from the first distribution to pay future Trust administrative expenses, ad valorem tax and Texas franchise tax and to establish a $1.0 million cash reserve. Distributions to unitholders will be recorded when declared. See Note 7 for discussion of the Trust’s first distribution to be made in November 2011.

5. Loan Commitment

Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. As of September 30, 2011, there was no such loan outstanding with SandRidge.

6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year, beginning in 2017. The Trust will also pay, out of the first cash payment received by the Trust, the Trustee’s and the Delaware Trustee’s legal expenses incurred in forming the Trust as well as the Trustee’s acceptance fee in the amount of $10,000. The Trustee waived its administrative fee for the second quarter of 2011. There were no amounts paid to the Trustee for administrative fees related to the third quarter as of September 30, 2011.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

Registration Rights Agreement. On August 16, 2011, the Trust entered into a registration rights agreement for the benefit of SandRidge and certain of its affiliates. Pursuant to the registration rights agreement, the Trust agreed to register the offering of the Trust units held by SandRidge and certain of its affiliates and permitted transferees upon request by SandRidge.

Development Agreement. On August 16, 2011, the Trust entered into a development agreement with SandRidge, effective April 1, 2011, that obligates SandRidge to drill, or cause to be drilled, the Development Wells by March 31, 2015. In the event of delays, SandRidge will have until March 31, 2016 to fulfill its drilling obligation. Additionally, SandRidge agreed not to drill and complete, or allow another person within its control to drill and complete, any other well in the AMI, other than (a) the Development Wells, (b) up to five horizontal wells to test the results of horizontal drilling in the AMI and (c) wells that were spud and temporarily abandoned on or before March 31, 2011, until SandRidge has fulfilled its drilling obligation. The Trust will not own any interests in the five test horizontal wells, if they are drilled, and such wells will not count toward SandRidge’s drilling obligation.

A wholly owned subsidiary of SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Drilled Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties (“Drilling Support Lien”). The amount recoverable by the Trust pursuant to the Drilling Support Lien may not exceed approximately $295.0 million, subject to adjustment as described below. As SandRidge fulfills its drilling obligation over time, the total amount that may be recovered is proportionately reduced and the Development Wells drilled and perforated for completion are released from the lien. If SandRidge does not fulfill its drilling obligation by March 31, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. As of September 30, 2011, SandRidge had drilled and perforated for completion approximately 134 Development Wells, and, accordingly, the maximum amount recoverable under the Drilling Support Lien had been reduced to approximately $250.0 million.

Administrative Services Agreement. On August 16, 2011, the Trust entered into an administrative services agreement with SandRidge, effective April 1, 2011, that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (discussed below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge will receive an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. SandRidge agreed to waive its administrative services fee for the second quarter of 2011. As of September 30, 2011, no amounts had been paid to SandRidge for administrative service fees related to the third quarter.

Derivatives Agreement. On August 16, 2011, the Trust entered into a derivatives agreement with SandRidge effective August 1, 2011, that provides the Trust with the economic effect of certain derivative contracts entered into between SandRidge and a third party. Under the derivatives agreement, SandRidge will pay the Trust amounts it receives from its counterparty, and the Trust will pay SandRidge any amounts that SandRidge is required to pay such counterparty. Substantially concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust will receive payment directly from the counterparty, and be required to pay any amounts owed directly to the counterparty. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and has granted the counterparty a lien on the Royalty Interests. Under the collateral agency agreement, the Trust will pay a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Development Wells are drilled, SandRidge will have the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts.

The Trust’s derivative contracts consist of fixed price swaps. Under each fixed price swap contract, the Trust will receive a fixed price and pay a floating market price over a specified period for a contracted volume. The following tables present as of September 30, 2011 the notional amount and weighted average fixed price of the open contracts underlying the derivatives agreement, including the contracts that were subsequently novated to the Trust. The combined volume in the tables below reflects the total volume of oil derivative contracts for the Trust.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

Oil Contracts Underlying the Derivatives Agreement

Contract Period	Notional (MBbl)	Weighted Avg. Fixed Price
October 2011 — December 2011	100	$99.80
January 2012 — December 2012	687	$102.20
January 2013 — December 2013	921	$102.84
January 2014 — December 2014	1,100	$101.75
January 2015 — March 2015	232	$100.90

Oil Contracts Underlying the Derivatives Agreement and Subsequently Novated to the Trust

Contract Period	Notional (MBbl)	Weighted Avg. Fixed Price
October 2011 — December 2011	150	$99.80
January 2012 — December 2012	466	$102.20
January 2013 — December 2013	368	$102.84
January 2014 — December 2014	311	$101.75
January 2015 — March 2015	71	$100.90

7. Subsequent Events

On October 28, 2011, the Trust declared a cash distribution of $0.722746 per unit covering production for the five-month period from April 1, 2011 to August 31, 2011 for record holders as of November 15, 2011. The distribution will be paid on or about November 30, 2011. Distributable income for April 1, 2011 to August 31, 2011 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$40,794
Derivative settlements, net	1,161

Total revenues	41,955

Expenses
Post-production expenses	22
Production taxes	1,959
Cash reserves withheld by Trustee(1)	2,030

Total expenses	4,011

Distributable income available to unitholders	$37,944

Distributable income per unit (52,500,000 units issued and outstanding)	$0.722746

(1)	Includes amounts withheld for annual Trust administrative expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes included in this Quarterly Report, the Trust’s audited financial statement and the accompanying notes included in the Prospectus and the Discussion and Analysis of Financial Condition and Results of Operations contained in the Prospectus.

Overview

The Trust is a statutory trust created on May 12, 2011 under the Delaware Statutory Trust Act. The business and affairs of the Trust are managed by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the Trust’s derivative contracts, described in Note 6 to the financial statements contained in Part I, Item 1 of this Quarterly Report, and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the Trust’s derivative contracts. The Trust is treated as a partnership for federal income tax purposes, but is subject to Texas franchise tax.

During August 2011, the Trust completed an initial public offering of its common units, the net proceeds of which were remitted to SandRidge as partial consideration for its conveyance to the Trust of Royalty Interests in the Underlying Properties as described below.

Concurrent with the initial public offering, SandRidge conveyed to the Trust, effective April 1, 2011, the Royalty Interests, which at September 30, 2011 included interests in (a) 517 Initial Wells, (b) 129 Additional Drilled Wells (equivalent of approximately 134 development wells under the development agreement as described below), and (c) approximately 754 Remaining Development Wells within an AMI in which SandRidge holds approximately 17,500 gross acres (15,900 net acres). SandRidge is obligated to drill, or cause to be drilled, the equivalent of 888 oil and natural gas development wells on the leased acreage in the AMI on or before March 31, 2015. In the event of delays, SandRidge will have until March 31, 2016 to fulfill its drilling obligation to the Trust. As specified in the development agreement executed by the Trust with SandRidge, SandRidge will be credited for having drilled one full Development Well if a well is drilled and perforated for completion to a specified target formation and SandRidge’s net revenue interest in the well is equal to 69.3%. The Trust is not responsible for any costs related to the drilling of the Development Wells or any other operating or capital costs. Except in limited circumstances, including drilling up to five horizontal wells to test the results of horizontal drilling in the AMI, SandRidge will not drill and complete, or allow another person within its control to drill and complete, any other well in the AMI other than the Development Wells until SandRidge has fulfilled its drilling obligation. A wholly owned subsidiary of SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Drilled Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The amount recoverable under the lien is reduced and the properties subject to the lien are released, in each case, as SandRidge fulfills its drilling obligation under the development agreement. As of September 30, 2011, SandRidge had drilled and perforated for completion approximately 134 Development Wells, and, accordingly, the maximum amount recoverable under the Drilling Support Lien had been reduced to approximately $250.0 million. As of September 30, 2011, there were 625 producing wells subject to the Royalty Interests with 31 wells awaiting completion. SandRidge anticipates drilling 63 of the Remaining Development Wells by December 2011. However, there can be no assurance that this estimate will be realized.

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas production attributable to SandRidge’s net revenue interest in the Initial Wells and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas production attributable to SandRidge’s net revenue interest in the Development Wells. Post-production costs generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. A portion of the sales associated with oil production attributable to the Royalty Interests has been economically hedged with fixed price swaps from August 1, 2011 to March 31, 2015. The Trust’s distributable income will include net settlements of these fixed price swaps.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, cash reserves withheld by the Trustee, ad valorem tax and Texas franchise tax, on or about 60 days following the completion of each quarter through (and including) the quarter ending March 31, 2031. The first distribution, which will cover production for the five-month period from April 1, 2011 through August 31, 2011, is expected to be made on or about November 30, 2011 to record unitholders as of November 15, 2011. The Trustee will withhold approximately $2.0 million from the first distribution to establish a cash reserve available for Trust administrative expenses and taxes. The amount of the cash reserves is equivalent to the sum of the Trust’s estimated annual administrative expenses of approximately $1.0 million, and the Trust administrative expenses, ad valorem tax and Texas franchise tax expected to be incurred and paid before the quarterly distribution in May 2012, of approximately $1.0 million.

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

Subordination Threshold. In order to provide support for cash distributions on the common units, 13,125,000 units (73% of the Trust units SandRidge owns and 25% of Trust units outstanding) are subordinated units. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is at least equal to the Subordination Threshold for the corresponding quarter as set forth in the Trust Agreement and Prospectus and as shown below. If there is not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owns), the distribution to be made with respect to the subordinated units will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by SandRidge), up to the Subordination Threshold amounts.

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

The following table sets forth the Subordination Threshold and Incentive Threshold for each calendar quarter through the first quarter of 2017, as set out in the Trust Agreement and as included in the Prospectus.

Period	Subordination Threshold(1)	Incentive Threshold(1)

2011
Second and third quarters(2)	$0.53	$0.79
Fourth quarter	0.39	0.59

2012
First quarter	0.42	0.63
Second quarter	0.44	0.66
Third quarter	0.47	0.70
Fourth quarter	0.49	0.74

2013
First quarter	0.51	0.77
Second quarter	0.53	0.80
Third quarter	0.56	0.84
Fourth quarter	0.58	0.87

2014
First quarter	0.61	0.91
Second quarter	0.63	0.95
Third quarter	0.65	0.98
Fourth quarter	0.66	0.98

2015
First quarter	0.64	0.96
Second quarter	0.61	0.92
Third quarter	0.56	0.85
Fourth quarter	0.54	0.81

2016
First quarter	0.53	0.80
Second quarter	0.52	0.78
Third quarter	0.51	0.77
Fourth quarter	0.50	0.75

2017
First quarter	0.49	0.74

(1)	Each of the Subordination Threshold and Incentive Threshold terminates after the fourth full calendar quarter following SandRidge’s completion of its drilling obligation.
(2)	Includes proceeds attributable to the first five months of production from April 1, 2011 to August 31, 2011, and gives effect to the estimated $1.0 million of reserves for general and administrative expenses to be withheld by the Trustee and additional administrative costs relating to the formation of the Trust.

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

Results of Trust Operations

The Trust completed its initial public offering in August 2011 and, other than the net proceeds of such offering and the Trust’s initial capitalization of $1,000, the Trust did not receive or disburse any funds related to the Royalty Interests, its derivative contracts, or administrative expenses during the three or nine-month periods ended September 30, 2011. In November, the Trust will receive royalty income and derivative settlements related to the period from April 1, 2011 through August 31, 2011 and pay expenses. Such amounts will be reflected in the Trust’s financial statements as of and for the period ended December 31, 2011.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and the Trust’s derivative contracts, and borrowings to fund administrative expenses, including amounts borrowed under SandRidge’s loan commitment described in Note 5 to the financial statements contained in Part I, Item I of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge, payment of amounts owed under the Trust’s derivative contracts, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests that quarter, over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions described above. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds to pay such expenses. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans funds to the Trust, the Trust may make distributions to unitholders before such loan is repaid if SandRidge consents.

Future Trust Distributions to Unitholders. On October 28, 2011, the Trust declared a cash distribution of $0.722746 per unit covering production for the five-month period from April 1, 2011 to August 31, 2011 for record holders as of November 15, 2011. The distribution will be paid on or about November 30, 2011. Distributable income for April 1, 2011 to August 31, 2011 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$40,794
Derivative settlements	1,161

Total revenues	41,955

Expenses
Post-production expenses	22
Production taxes	1,959
Cash reserves withheld by Trustee(1)	2,030

Total expenses	4,011

Distributable income available to unitholders	$37,944

Distributable income per unit (52,500,000 units issued and outstanding)	$0.722746

(1)	Includes amounts withheld for annual Trust administrative expenses.

Distributable income for the period from April 1, 2011 to August 31, 2011 of $37.9 million was higher than the target of $34.6 million for the period primarily as a result of higher than anticipated oil and natural gas production. Actual production volumes of 453 MBbls of oil and 120 MMcf of natural gas for the period from April 1, 2011 to August 31, 2011 exceeded assumed production of 424 MBbls of oil and 107 MMcf of natural gas used in preparing the target distribution level for the period. The average price received for natural gas produced from April 1, 2011 to August 31, 2011 of $3.44 per Mcf also exceeded the $3.17 price per Mcf assumed in preparing the target distribution level for the period. The average price received for oil produced from April 1, 2011 to August 31, 2011, including the impact of derivative settlements, was $91.70 per barrel compared to $91.85 per barrel assumed in preparing the target distribution for the period. Oil production volumes and prices include natural gas liquids.

Critical Accounting Policies and Estimates

Refer to Note 2 to the financial statements contained in Part I, Item I of this Quarterly Report for a description of the Trust’s accounting policies and use of estimates.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The discussion in this section provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement effective August 1, 2011, including commodity derivative contracts with unaffiliated counterparties that were novated to the Trust by SandRidge substantially concurrent with the execution of the derivatives agreement. Under the derivatives agreement, SandRidge will pay the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust will pay SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. The Trust did not bear any costs related to establishing the contracts underlying the derivatives agreement. However, the Trust incurred nominal expenses in connection with the establishment of the mechanism pursuant to which contracts may be novated to it and will pay $15,000 each year until 2015 to a collateral agent in connection with the lien granted to the counterparty of the novated contracts. The Trust will receive payment directly from and make payments directly to unaffiliated counterparties of contracts novated to it by SandRidge. The commodity derivative contracts will be settled based upon New York Mercantile Exchange (“NYMEX”) prices. Settlements will be in cash and will not require the actual delivery of a commodity at settlement. The contracts underlying the derivatives agreement, including the novated contracts, cover a portion of the anticipated future sales volumes of oil production from the Initial Wells as well as a portion of the anticipated future production from the Development Wells through March 31, 2015. SandRidge will have authority, in its role as hedge manager to the Trust, to terminate, restructure or otherwise modify a portion of all such contracts underlying the derivatives agreement, including the novated contracts, in the event SandRidge reasonably determines that the volumes covered by such portion of the contracts exceed, or are expected to exceed, estimated production attributable to the Royalty Interests over the periods covered by the contracts. Except in limited circumstances involving the restructuring of an existing derivative contract, the Trust does not have the ability to enter into additional derivative contracts. See Note 6 to the financial statements contained in Part I, Item I of this Quarterly Report for a description of the Trust’s open oil derivative contracts.

Commodity Price Risk. As the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from sales of oil and natural gas production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil and natural gas production. The derivative contracts described above are intended to mitigate a portion of the variability of oil prices received for the Trust’s share of production.

Credit Risk. A portion of the Trust’s liquidity is concentrated in the derivative contracts described above. The use of derivative contracts, including the arrangement between the Trust and SandRidge, involves the risk that SandRidge or its counterparty or the Trust’s unaffiliated counterparty will be unable to meet their obligations under the contracts. The Trust’s counterparty under the derivatives agreement is SandRidge, whose sole current counterparty is an institution with a corporate credit rating equal to or better than A/A2. The sole current counterparty to the derivative contracts novated by SandRidge to the Trust is also an institution with a corporate credit rating of at least A/A2. SandRidge will not be required to pay the Trust to the extent of payment defaults by SandRidge’s derivative contract counterparty.

ITEM 4. Controls and Procedures

The Trustee maintains disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Quarterly Report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Michael Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

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

There have been no changes in the Trustee’s internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

The drilling and completion of the Remaining Development Wells are subject to numerous risks beyond the Trust’s and SandRidge’s control, including risks that could delay the current drilling schedule for the Remaining Development Wells (including the drilling schedule of third-party operators that may drill the Remaining Development Wells) and the risk that drilling will not result in commercially viable oil and natural gas production. Drilling for oil and natural gas can be unprofitable if dry wells are drilled and if productive wells do not produce sufficient revenues to return a profit. SandRidge’s and third-party operators’ decisions to develop or otherwise exploit certain areas within the AMI will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The costs of drilling, completing and operating wells for SandRidge and third-party operators are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. There can be no assurance that a Remaining Development Well that is successfully completed will pay out the capital costs spent to drill it. Drilling and production operations on the Underlying Properties may be curtailed, delayed or canceled as results of various factors, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements including permitting;

•	unusual or unexpected geological formations and miscalculations;

•	shortages of or delays in obtaining equipment and qualified personnel;

•	equipment malfunctions, failures or accidents;

•	lack of available gathering facilities or delays in construction of gathering facilities;

•	lack of available capacity on interconnecting transmission pipelines;

•	lack of adequate electrical infrastructure;

•	unexpected operational events and drilling conditions;

•	pipe or cement failures and casing collapses;

•	pressures, fires, blowouts and explosions;

•	lost or damaged drilling and service tools;

•	loss of drilling fluid circulation;

•	uncontrollable flows of oil and natural gas, water or drilling fluids;

•	natural disasters;

•	environmental hazards, such as oil and natural gas leaks, pipeline ruptures and discharges of toxic gases;

•	adverse weather conditions such as extreme cold, fires caused by extreme heat or lack of rain and severe storms or tornadoes;

•	reductions in oil and natural gas prices;

•	oil and natural gas property title problems; and

•	market limitations for oil and natural gas.

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

For oil, from 2007 through September 30, 2011, the highest monthly NYMEX settled price was $140.00 per Bbl and the lowest was $41.68 per Bbl. For natural gas, from 2007 through September 30, 2011, the highest monthly NYMEX settled price was $13.11 per MMBtu (one million British Thermal Units) and the lowest was $2.84 per MMBtu. In addition, the market price of oil and natural gas is generally higher in the winter months than during other months of the year due to increased demand for oil and natural gas for heating purposes during the winter season.

Lower oil and natural gas prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Underlying Properties. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low oil and natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil and natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil and natural gas in commercially economic quantities. This could result in termination of the portion of the Royalty Interests relating to the abandoned well or property, and SandRidge would have no obligation to drill a replacement well. The volatility of oil and natural gas prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders. For a discussion of certain risks related to the Trust’s hedging arrangements, see ‘‘—The hedging arrangements for the Trust cover only a portion of the production attributable to the Trust, and such arrangements limit the Trust’s ability to benefit from commodity price increases for hedged volumes above the corresponding hedge price.”

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

The hedging arrangements for the Trust cover only a portion of the production attributable to the Trust, and such arrangements limit the Trust’s ability to benefit from commodity price increases for hedged volumes above the corresponding hedge price.

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

SandRidge owns an aggregate of 4,875,000 common units and 13,125,000 subordinated units. All of the subordinated units will automatically convert into common units at the end of the subordination period. SandRidge has agreed not to sell any Trust units until February 6, 2012 without the consent of Morgan Stanley & Co. LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC, acting as representatives of the several underwriters. After such period, SandRidge may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the common units or on any trading market that may develop. The Trust has granted registration rights to SandRidge, which, if exercised, would facilitate sales of Trust units by SandRidge to the public.

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

•

At any time after February 6, 2012, SandRidge can sell its Trust units regardless of the effects such sale may have on common unit prices or on the Trust itself. Additionally, SandRidge can vote its Trust units in its sole discretion.

In addition, SandRidge has agreed that, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms’ length transaction between SandRidge and an unaffiliated third party. If SandRidge provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of unitholders. Finally, as hedge manager to the Trust, SandRidge will have the ability to negotiate the terms of any novation, assignment or transfer to the Trust of any hedge contract to which SandRidge is a party.

SandRidge may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests, after satisfying its drilling obligations to the Trust; any such purchaser could have a weaker financial position and/or be less experienced in oil and natural gas development and production than SandRidge.

Unitholders will not be entitled to vote on any sale of the Underlying Properties if the Underlying Properties are sold subject to and burdened by the Royalty Interests and the Trust will not receive any proceeds from any such sale. The purchaser would be responsible for all of SandRidge’s obligations relating to the Royalty Interests on the portion of the Underlying Properties sold, and SandRidge would have no continuing obligation to the Trust for those properties. Additionally, SandRidge may enter into farmout or joint venture arrangements with respect to the wells burdened by the Trust’s Royalty Interest. Any purchaser, farmout counterparty or joint venture partner could have a weaker financial position and/or be less experienced in oil and natural gas development and production than SandRidge.

SandRidge’s ability to satisfy its obligations to the Trust depends on its financial position, and in the event of a default by SandRidge in its obligation to drill the Development Wells, or in the event of SandRidge’s bankruptcy, it may be expensive and time-consuming for the Trust to exercise its remedies.

Pursuant to the terms of the development agreement, SandRidge is obligated to drill, or cause to be drilled, the Development Wells at its own expense. SandRidge owns a majority working interest in substantially all of the locations on which it expects to drill the Remaining Development Wells, and it expects to operate such wells until completion of its drilling obligation. As of September 30, 2011, SandRidge is also the operator of all of the Drilled Wells. The conveyances provide that SandRidge is obligated to market, or cause to be marketed, the oil and natural gas production related to the Underlying Properties. Additionally, SandRidge is the counterparty to the Trust’s derivatives agreement and has certain obligations to the Trust under the agreement. In the event that SandRidge defaults on its obligation to make payments under the derivatives agreement, the cash distributions to the Trust unitholders may be materially reduced as these payments are intended to provide additional cash to the Trust during periods of lower oil and natural gas prices. Due to the Trust’s reliance on SandRidge to fulfill these numerous obligations, the value of the Trust’s Royalty Interests and its ultimate cash available for distribution is highly dependent on SandRidge’s performance.

SandRidge’s ability to perform these obligations depends on its future financial condition and economic performance and access to capital, which in turn depends upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond SandRidge’s control.

In the event that SandRidge defaults on its obligation to drill the Remaining Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of SandRidge’s remaining interests in the undeveloped portions of the AMI. As of September 30, 2011, the maximum amount the Trust can recover in such a foreclosure action is approximately $250.0 million, which will be reduced proportionately as each Remaining Development Well is drilled and perforated for completion. There can be no assurance that the value of SandRidge’s interests in the undeveloped portions of the AMI secured by the Drilling Support Lien will be equal to the amount recoverable at any given time, and such interests may be worth considerably less. The process of foreclosing on such collateral may be expensive and time-consuming and delay the drilling and completion of the Remaining Development Wells; such delays and expenses would reduce Trust distributions by reducing the amount of proceeds available for distribution. Any amounts actually recovered in a foreclosure action would be applied to completion of SandRidge’s drilling obligation, would not result in any distribution to the Trust unitholders and may be insufficient to drill the number of wells needed for the Trust to realize the full value of the Development Well Royalty Interest. Furthermore, the Trust would have to seek a new party to perform the drilling and operations of the wells. The Trust may not be able to find a replacement driller or operator, and it may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing practices not currently employed by SandRidge in the AMI. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with results of the study anticipated to be available by late 2012 and final results by 2014. Also, legislation has been introduced, but not adopted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For instance, in June 2011, Texas adopted a law that requires disclosure to the Railroad Commission of Texas of the additives and other chemicals contained in hydraulic fracturing fluids used in the state, subject to certain trade secret protections. If new laws or regulations that significantly restrict or regulate hydraulic fracturing are adopted, such legal requirements could make it more difficult or costly for SandRidge to perform fracturing to stimulate production from the Permian Basin and thereby affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that SandRidge is ultimately able to produce in commercial quantities from the Underlying Properties.

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

The Trust may adopt positions that may not conform to all aspects of existing Treasury Regulations. If the IRS contests the tax positions the Trust takes, the value of the Trust units may be adversely affected, the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gain, loss and deduction may be reallocated among Trust unitholders.

If the IRS contests any of the U.S. federal income tax positions the Trust takes, the value of the Trust units may be adversely affected because the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gain, loss and deduction may be reallocated among Trust unitholders. For example, the Trust generally prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each quarter based upon the record ownership of the Trust units on the quarterly record date, instead of on the basis of the date a particular Trust unit is transferred. Although simplifying conventions are contemplated by the Internal Revenue Code, and most publicly traded partnerships use similar simplifying conventions, the use of these methods may not be permitted under existing Treasury Regulations.

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

Each unitholder is required to pay taxes on the unitholder’s share of the Trust’s income even if a unitholder does not receive any cash distributions from the Trust.

Because the Trust unitholders are treated as partners to whom the Trust allocates taxable income that could be different in amount than the cash the Trust distributes, each unitholder may be required to pay any federal income taxes and, in some cases, state and local income taxes on the unitholder’s share of the Trust’s taxable income even if a unitholder receives no cash distributions from the Trust. A unitholder may not receive cash distributions from the Trust equal to the unitholder’s share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

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

The Trust treats each purchaser of Trust units as having the same economic attributes without regard to the actual Trust units purchased. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.

Due to a number of factors, including the Trust’s inability to match transferors and transferees of Trust units, the Trust may adopt positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of Trust units and could have a negative impact on the value of the Trust units or result in audit adjustments to a unitholder’s tax returns.

The Trust prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each quarter based upon the record ownership of the Trust units on the quarterly record date, instead of on the basis of the date a particular Trust unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among the Trust unitholders.

The Trust generally prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units based upon the record ownership of the Trust units on the quarterly record date instead of on the basis of the date a particular Trust unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, the Trust’s counsel is unable to opine as to the validity of this method. If the IRS were to challenge the Trust’s proration method, the Trust may be required to change its allocation of items of income, gain, loss and deduction among the Trust unitholders.

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

The Trust may adopt certain valuation methodologies that may affect the income, gain, loss and deduction allocable to the Trust unitholders. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.

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

The Trust will be considered to have technically terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in its capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same Trust unit within any 12-month period will be counted only once. The Trust’s termination would, among other things, result in the closing of its taxable year for all Trust unitholders, which would result in the Trust filing two tax returns (and the Trust unitholders could receive two Schedules K-1) for one calendar year. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax year in which the termination occurs. In the case of a unitholder reporting on a taxable year other than a calendar year ending December 31, the closing of the Trust’s taxable year may also result in more than 12 months of the Trust’s taxable income being includable in his taxable income for the year of termination. A technical termination would not affect the Trust’s classification as a partnership for U.S. federal income tax purposes, but instead, the Trust would be treated as a new partnership for tax purposes. If treated as a new partnership, the Trust must make new tax elections and could be subject to penalties if the Trust is unable to determine that a technical termination occurred.

Certain U.S. federal income tax preferences currently available with respect to oil and natural gas production may be eliminated as a result of future legislation.

In recent years, the Obama administration’s budget proposals and other proposed legislation have included elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production. If enacted into law, these provisions would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. Specifically, these proposals have included repeal of the deduction for percentage depletion with respect to wells, including perpetual royalty interests in such wells, in which case only cost depletion would be available. It is unclear whether any such changes will be enacted or how soon any such changes could become effective.

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

Date: November 14, 2011

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