Form 10-Q
period 2012-06-30
SandRidge Permian Trust
filed 2012-08-13
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 7, 2012, 39,375,000 Common Units and 13,125,000 Subordinated Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended June 30, 2012

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,419	$1,815

Investment in royalty interests	549,831	549,831
Less: accumulated amortization	(41,331)	(23,121)

Net investment in royalty interests	508,500	526,710

Total assets	$509,919	$528,525

TRUST CORPUS

Trust corpus, 39,375,000 common units and 13,125,000 subordinated units issued and outstanding at June 30, 2012 and December 31, 2011	$509,919	$528,525

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(Unaudited)
Revenues
Royalty income	$32,373	$61,539
Derivative settlements, net	47	1,894

Total revenues	32,420	63,433

Expenses
Post-production expenses	25	65
Ad valorem taxes	—	162
Production taxes	1,542	2,943
Franchise taxes	155	155
Trust administrative expenses	303	902
Cash reserves withheld, net of amounts used for current Trust expenses	79	447

Total expenses	2,104	4,674

Distributable income available to unitholders	$30,316	$58,759

Distributable income per unit (52,500,000 units issued and outstanding)	$0.577457	$1.119223

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Six Months Ended June 30,	Period Ended June 30,
	2012	2011
	(Unaudited)
Trust corpus, beginning of period	$528,525	$—
Initial Trust funding	—	1
Amortization of investment in royalty interests	(18,210)	—
Net cash reserves withheld	447	—
Distributable income	58,759	—
Distributions paid or payable to unitholders	(59,602)	—

Trust corpus, end of period	$509,919	$1

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

The Trust was created to acquire and hold Royalty Interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in August 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust common units and 13,125,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At June 30, 2012, SandRidge owned 2,875,000 Trust common units and 13,125,000 Trust subordinated units.

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, including natural gas liquids, and natural gas production attributable to SandRidge’s net revenue interest in 517 oil and natural gas wells developed as of April 1, 2011, including 21 wells awaiting completion at that time (the “Initial Wells”) and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, including natural gas liquids, and natural gas production attributable to SandRidge’s net revenue interest in 888 development wells to be drilled (the “Trust Development Wells”) within an area of mutual interest (“AMI”) beginning on April 1, 2011, the effective date of the conveyance. Although the Trust was formed on May 12, 2011, conveyance of the Royalty Interests did not occur until August 2011 and no proceeds from the sale of oil and natural gas production were received by the Trust until November 2011.

As specified in the development agreement executed by the Trust with SandRidge (see Note 5), SandRidge is credited for having drilled one full Trust Development Well if the well is drilled and perforated for completion to the Grayburg/San Andres formation and SandRidge’s net revenue interest in the well is equal to 69.3%. The actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest in each well. At June 30, 2012, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 336 additional wells (equivalent to approximately 347 Trust Development Wells under the development agreement as described in Note 5) that were drilled and perforated for completion between April 1, 2011 and June 30, 2012, and (c) the equivalent of approximately 541 Trust Development Wells to be drilled within the AMI.

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

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

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

The Trust is treated for federal and applicable state income tax purposes as a partnership. For U.S. federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership is typically treated in the same manner as it is for U.S. federal income tax purposes. However, the Trust’s activities result in the Trust having nexus in Texas and, therefore, make it subject to the Texas franchise tax, which is treated as an income tax for financial statement purposes. The Trust is required to pay Texas franchise tax each year at a maximum effective rate of 0.7% of its gross income apportioned to Texas in the prior year. The Trust records Texas franchise tax when paid.

Interim Financial Statements. The accompanying unaudited financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2011 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2011 has been derived from audited financial statements. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the 2011 Form 10-K.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. The Trust’s derivative arrangements serve to mitigate a portion of the effect of this price volatility. See Note 5 for a discussion of the Trust’s open oil derivative contracts.

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, ad valorem tax and Texas franchise tax, on or about 60 days following the completion of each quarter. Other than the first distribution, which covered production for the five-month period from April 1, 2011 to August 31, 2011, distributions cover a three-month period. Distributions to unitholders are recorded when declared. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in August 2012. A summary of distributions declared and paid to unitholders during 2011 and the six-month period ended June 30, 2012 is as follows:

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid	Distribution Per Unit
				(in millions)
Calendar Quarter 2011
First Quarter	N/A	N/A	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A	N/A	N/A
Third Quarter	N/A	N/A	N/A	N/A	N/A
Fourth Quarter	April 1 – August 31, 2011	October 28, 2011	November 30, 2011	$37.9	$0.722746

Calendar Quarter 2012
First Quarter	September 1 – November 30, 2011	February 2, 2012	February 29, 2012	$29.1	$0.553523
Second Quarter	December 1, 2011 – February 29, 2012	April 30, 2012	May 30, 2012	$30.5	$0.581742

4. Loan Commitment

Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at June 30, 2012 or December 31, 2011.

5. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. During the three and six-month periods ended June 30, 2012, the Trustee’s administrative fees were equal to approximately $38,000 and $75,000, respectively.

Registration Rights Agreement. The Trust is party to a registration rights agreement pursuant to which the Trust has agreed to register the offering of the Trust units held by SandRidge and certain of its affiliates and permitted transferees upon request by SandRidge.

Development Agreement. The Trust is party to a development agreement with SandRidge, effective April 1, 2011, that obligates SandRidge to drill, or cause to be drilled, the Trust Development Wells by March 31, 2016. Additionally, SandRidge agreed not to drill and complete, or allow another person within its control to drill and complete, any other well in the AMI other than (a) the Trust Development Wells, (b) up to five horizontal wells to test the results of horizontal drilling in the AMI and (c) wells that were spud and temporarily abandoned on or before March 31, 2011, until SandRidge has fulfilled its drilling obligation. The Trust will not own any interests in the five test horizontal wells, and such wells will not count toward SandRidge’s drilling obligation.

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $295.0 million, subject to adjustment as described below. As SandRidge fulfills its drilling obligation over time, the total amount that may be recovered is proportionately reduced and the Trust Development Wells drilled and perforated for completion are released from the lien. If SandRidge does not fulfill its drilling obligation by March 31, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. At June 30, 2012, SandRidge had drilled and perforated for completion approximately 347 equivalent Trust Development Wells, and, accordingly, the maximum amount potentially recoverable under the Drilling Support Lien had been reduced to approximately $179.3 million.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge, effective April 1, 2011, that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (discussed below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge's drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the three and six-month periods ended June 30, 2012, the Trust paid SandRidge’s administrative fees equal to $75,000 and $150,000, respectively.

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

The following tables present, as of June 30, 2012, the notional amount and weighted average fixed price of the open contracts underlying the derivatives agreement and the contracts that have been novated to the Trust. The combined volume in the tables below reflects the total volume of oil derivative contracts for the Trust.

Oil Contracts Underlying the Derivatives Agreement

	Notional (MBbl)	Weighted Avg. Fixed Price
July 2012 — December 2012	213	$102.20
January 2013 — December 2013	714	$102.84
January 2014 — December 2014	950	$101.75
January 2015 — March 2015	200	$100.90

Oil Contracts Underlying the Derivatives Agreement and Novated to the Trust

	Notional (MBbl)	Weighted Avg. Fixed Price
July 2012 — December 2012	367	$102.20
January 2013 — December 2013	575	$102.84
January 2014 — December 2014	461	$101.75
January 2015 — March 2015	103	$100.90

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS — CONTINUED

(Unaudited)

6. Subsequent Events

Distribution to Unitholders. On July 26, 2012, the Trust declared a cash distribution of $0.574232 per unit covering production for the three-month period from March 1, 2012 to May 31, 2012 for record holders as of August 14, 2012. The distribution will be paid on or about August 29, 2012. Distributable income for March 1, 2012 to May 31, 2012 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$33,192
Derivative settlements, net	206

Total revenues	33,398

Expenses
Post-production expenses	25
Production taxes	1,573
Cash reserves withheld by Trustee (1)	1,653

Total expenses	3,251

Distributable income available to unitholders	$30,147

Distributable income per unit (52,500,000 units issued and outstanding)	$0.574232

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

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

Overview

The Trust is a statutory trust created on May 12, 2011 under the Delaware Statutory Trust Act. The business and affairs of the Trust are managed by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the derivatives agreement (described in Note 5 to the unaudited financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee has no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the derivatives agreement. The Trust is treated as a partnership for federal income tax purposes. The Trust’s activities result in the Trust having nexus in Texas and, therefore, make it subject to Texas franchise tax. The Trust is required to pay Texas franchise tax each year at a maximum effective rate of 0.7% of its gross income apportioned to Texas in the prior year.

Properties. At June 30, 2012, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 336 additional wells (equivalent to approximately 347 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between April 1, 2011 and June 30, 2012, and (c) the equivalent of approximately 541 Trust Development Wells to be drilled within an AMI consisting of approximately 17,500 gross acres (15,900 net acres) in Andrews County, Texas.

SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells on or before March 31, 2016. SandRidge is not permitted to drill and complete any well within the AMI for its own account, subject to certain exceptions, until it has satisfied the drilling obligation to the Trust. SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties, the balance of which is reduced as SandRidge fulfills its drilling obligation under the development agreement. At June 30, 2012, the amount potentially recoverable under the lien was approximately $179.3 million.

The Trust is not responsible for any costs related to the drilling of the Trust Development Wells or any other operating or capital costs related to the Underlying Properties. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled as of June 30, 2012 and December 31, 2011.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
December 31, 2011	517	195	693	1,405
June 30, 2012	517	347	541	1,405

(1)	SandRidge is credited for having drilled one full Trust Development Well if a well is drilled and perforated for completion to the Grayburg/San Andres formation and SandRidge’s net revenue interest in the well is equal to 69.3%. For wells in which SandRidge has a net revenue interest greater or less than 69.3%, SandRidge will receive proportionate credit for such well. In certain circumstances, SandRidge may also receive Trust Development Well credit for horizontal wells drilled to such formation.

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, ad valorem tax and Texas franchise tax, on or about 60 days following the completion of each quarter. The Trust’s subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is at least equal to the Subordination Threshold. If there is not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owns), the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by SandRidge) up to the Subordination Threshold. However, there is no minimum distribution. If the cash available for distribution on all of the Trust units in any quarter exceeds the Incentive Threshold for the corresponding quarter, SandRidge, as holder of the Trust’s subordinated units, is entitled to 50% of the amount by which the cash available for distribution exceeds the Incentive Threshold.

The following table sets forth the Subordination Threshold and Incentive Threshold for each remaining calendar quarter through the first quarter of 2017, as set out in the trust agreement.

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)
2012
Second quarter	$0.44	$0.66
Third quarter	0.47	0.70
Fourth quarter	0.49	0.74

2013
First quarter	0.51	0.77
Second quarter	0.53	0.80
Third quarter	0.56	0.84
Fourth quarter	0.58	0.87

2014
First quarter	0.61	0.91
Second quarter	0.63	0.95
Third quarter	0.65	0.98
Fourth quarter	0.66	0.98

2015
First quarter	0.64	0.96
Second quarter	0.61	0.92
Third quarter	0.56	0.85
Fourth quarter	0.54	0.81

2016
First quarter	0.53	0.80
Second quarter	0.52	0.78
Third quarter	0.51	0.77
Fourth quarter	0.50	0.75

2017
First quarter	0.49	0.74

(1)	Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it.
(2)	Each of the Subordination Threshold (80% of quarterly target distribution) and Incentive Threshold (120% of quarterly target distribution) terminates after the fourth full calendar quarter following SandRidge’s completion of its drilling obligation.

Pursuant to Internal Revenue Code Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to foreign partners should be made at the highest marginal rate. Under Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to foreign partners should be made at 30% of gross income unless the rate is reduced by treaty. This is intended to be a qualified notice to nominees and brokers as provided for under Treasury Regulation Section 1.1446-4(b) by the Trust, and while specific relief is not specified for Section 1441 income, this disclosure is intended to suffice. Nominees and brokers should withhold 35% of the distribution made to foreign partners.

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement and the Trust’s derivative contracts with unaffiliated third parties. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from the Trust’s derivative counterparty. Although the Trust was formed on May 12, 2011, the conveyance of the Royalty Interests did not occur until August 2011 and no proceeds from the sale of oil and natural gas production were received by the Trust until November 2011. As a result, the Trust did not recognize any income or make any distributions until November 2011. Information regarding the Trust’s production, pricing and costs for the three and six-month periods ended June 30, 2012, consisting of the February 2012 and May 2012 net revenue distributions and net derivative settlements, is presented below.

	Three Months Ended	Six Months Ended
Production Data	June 30, 2012 (1)	June 30, 2012 (2)
Oil (MBbls)(3)	346	689
Natural gas (MMcf)	91	176
Combined equivalent volumes (MBoe)	362	718
Average daily combined equivalent volumes (MBoe/d)	4.0	3.9

Average Prices
Oil (per Bbl)(3)	$92.81	$88.62
Natural gas (per Mcf)	$2.43	$2.68
Combined equivalent (per Boe)	$89.53	$85.65

Average Prices – including impact of derivative settlements and post-production expenses
Oil (per Bbl)(3)(4)	$93.60	$92.59
Natural gas (per Mcf)	$2.16	$2.31
Combined equivalent (per Boe)	$90.21	$89.37

Expenses (per Boe)
Post-production	$0.07	$0.09
Production taxes	$4.26	$4.10

Total expenses	$4.33	$4.19

(1)	Oil and natural gas volumes and related revenues and expenses for the three-month period ended June 30, 2012 (included in SandRidge’s May 2012 net revenue distribution to the Trust) represent oil and natural gas production from December 1, 2011 to February 29, 2012.
(2)	Oil and natural gas volumes and related revenues and expenses for the six-month period ended June 30, 2012 (included in SandRidge’s February 2012 and May 2012 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2011 to February 29, 2012.
(3)	Includes natural gas liquids.
(4)	Includes impact of derivative settlements attributable to production from December 1, 2011 to February 29, 2012 for the three-month period ended June 30, 2012 and from September 1, 2011 to February 29, 2012 for the six-month period ended June 30, 2012.

Trust Operations for the Three Months Ended June 30, 2012

Royalty Income. Royalty income received during the three-month period ended June 30, 2012 totaled $32.4 million. This was based upon production attributable to the Royalty Interests of 346 MBbls of oil and 91 MMcf of natural gas for the period from December 1, 2011 to February 29, 2012. Average prices received for oil and natural gas production, excluding the impact of derivative settlements and post-production expenses, during the three-month period ended June 30, 2012 were $92.81 per Bbl of oil and $2.43 per Mcf of natural gas.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through March 31, 2015 through the use of oil fixed price swaps. Net cash settlements received related to the Trust’s derivatives during the three-month period ended June 30, 2012 were approximately $47,000, and included net settlements received of approximately $216,000 related to production from December 1, 2011 to February 29, 2012 and net settlements paid of approximately $169,000 related to March 2012 production. Total net derivative settlements received by the Trust for production from December 1, 2011 to February 29, 2012, including $56,000 received in January 2012, were $272,000, which effectively increased the average price received for oil production for the related period by $0.79 per Bbl to $93.60 per Bbl.

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the three-month period ended June 30, 2012 totaled approximately $25,000.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended June 30, 2012 totaled approximately $1.5 million, or $4.26 per Boe, and were approximately 4.8% of royalty income.

Texas Franchise Tax. The Trust paid its Texas franchise tax for the period ended December 31, 2011 of approximately $0.2 million during the three-month period ended June 30, 2012.

Distributable Income. Distributable income for the three-month period ended June 30, 2012 was $30.3 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $79,000 (approximately $537,000 withheld from the May 2012 cash distribution to unitholders less approximately $458,000 used to pay Trust expenses during the period).

Trust Operations for the Six Months Ended June 30, 2012

Royalty Income. Royalty income received during the six-month period ended June 30, 2012 totaled $61.5 million. This was based upon production attributable to the Royalty Interests of 689 MBbls of oil and 176 MMcf of natural gas for the period from September 1, 2011 to February 29, 2012. Average prices received for oil and natural gas production, excluding the impact of derivative settlements and post-production expenses, during the six-month period ended June 30, 2012 were $88.62 per Bbl of oil and $2.68 per Mcf of natural gas.

Derivative Settlements. Net cash settlements received related to the Trust’s derivatives during the six-month period ended June 30, 2012 were approximately $1.9 million and included net settlements received of approximately $2.1 million related to production from September 1, 2011 to February 29, 2012 and net settlements paid of approximately $0.2 million related to March 2012 production. Total net derivative settlements received by the Trust for production from September 1, 2011 to February 29, 2012 were $2.7 million, including $0.6 million received in 2011, and effectively increased the average price received for oil production for the related period by $3.97 per Bbl to $92.59 per Bbl.

Post-Production Expenses. Post-production expenses for the six-month period ended June 30, 2012 totaled approximately $65,000.

Production Taxes. Production taxes for the six-month period ended June 30, 2012 totaled approximately $2.9 million, or $4.10 per Boe, and were approximately 4.8% of royalty income.

Ad Valorem Taxes. The Trust paid its Ad Valorem tax for the period ended December 31, 2011 of approximately $0.2 million during the six-month period ended June 30, 2012.

Texas Franchise Tax. The Trust paid its Texas franchise tax for the period ended December 31, 2011 of approximately $0.2 million during the six-month period ended June 30, 2012.

Distributable Income. Distributable income for the six-month period ended June 30, 2012 was $58.8 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.4 million (approximately $1.3 million withheld from the February 2012 and May 2012 cash distributions to unitholders less approximately $0.9 million used to pay Trust expenses during the period).

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution.

Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests for the quarter, over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions previously described. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at June 30, 2012 or December 31, 2011.

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

2012 Trust Distributions to Unitholders. During the six months ended June 30, 2012, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2012
First Quarter	September 1 – November 30, 2011	February 2, 2012	February 29, 2012	$29.1
Second Quarter	December 1, 2011 – February 29, 2012	April 30, 2012	May 30, 2012	$30.5

Future Trust Distributions to Unitholders. On July 26, 2012, the Trust declared a cash distribution of $0.574232 per unit covering production for the period from March 1, 2012 to May 31, 2012 for record holders as of August 14, 2012. The distribution will be paid on or about August 29, 2012 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$33,192
Derivative settlements, net	206

Total revenues	33,398

Expenses
Post-production expenses	25
Production taxes	1,573
Cash reserves withheld by Trustee(1)	1,653

Total expenses	3,251

Distributable income available to unitholders	$30,147

Distributable income per unit (52,500,000 units issued and outstanding)	$0.574232

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, certain benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement effective August 1, 2011. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparty under certain of its derivative contracts with a third party, and the Trust pays SandRidge any amounts that SandRidge is required to pay its counterparty under such derivative contracts. Substantially concurrent with the execution of the derivatives agreement and again in April 2012, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparty, and is required to pay any amounts owed directly to the counterparty. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and has granted the counterparty a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon New York Mercantile Exchange prices. The contracts underlying the derivatives agreement cover a portion of the anticipated future sales volumes of oil production from the Initial Wells as well as a portion of the anticipated future production from the Trust Development Wells through March 31, 2015. See Note 5 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil derivative contracts. The Trust received net settlement proceeds of approximately $47,000 and $1.9 million related to the Trust’s derivatives agreement during the three and six-month periods ended June 30, 2012, respectively.

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

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. No material change to such risk factors has occurred during the six-month period ended June  30, 2012.

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

Date: August 13, 2012

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Trust of SandRidge Permian Trust	S-1	333-174492	3.1	05/25/2011

3.2	Amended and Restated Trust Agreement of SandRidge Permian Trust, dated August 16, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35274	4.1	08/19/2011

3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Permian Trust, dated June 18, 2012, by the Bank of New York Mellon Trust Company, N.A.					*

10.1	Novation Agreement dated April 12, 2012 by and among SandRidge Permian Trust, SandRidge Energy, Inc., and Morgan Stanley Capital Group Inc	8-K	001-35274	10.1	04/13/2012

31.1	Section 302 Certification					*

32.1	Section 906 Certification					*