Form 10-Q
period 2012-09-30
SandRidge Permian Trust
filed 2012-11-13
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(512) 236-6531

Former name, former address and former fiscal year, if changed since last report: Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

As of November 6, 2012, 39,375,000 Common Units and 13,125,000 Subordinated Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended September 30, 2012

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,429	$1,815

Investment in royalty interests	549,831	549,831
Less: accumulated amortization	(52,483)	(23,121)

Net investment in royalty interests	497,348	526,710

Total assets	$501,777	$528,525

TRUST CORPUS

Trust corpus, 39,375,000 common units and 13,125,000 subordinated units issued and outstanding at September 30, 2012 and December 31, 2011	$501,777	$528,525

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(Unaudited)
Revenues
Royalty income	$33,193	$94,733
Derivative settlements, net	1,852	3,746

Total revenues	35,045	98,479

Expenses
Post-production expenses	24	90
Property taxes	—	162
Production taxes	1,573	4,516
Franchise taxes	—	155
Trust administrative expenses	291	1,193
Cash reserves withheld, net of amounts used for current Trust expenses	1,363	1,810

Total expenses	3,251	7,926

Distributable income available to unitholders	$31,794	$90,553

Distributable income per unit (52,500,000 units issued and outstanding)	$0.605594	$1.724817

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Nine Months Ended September 30, 2012	Period Ended September 30, 2011
	(Unaudited)
Trust corpus, beginning of period	$528,525	$—
Initial Trust funding	—	1
Issuance of Trust units	—	580,635
Conveyance of royalty interests	—	549,832
Consideration paid for conveyance of royalty interests	—	(580,635)
Amortization of investment in royalty interests	(29,362)	(14,506)
Net cash reserves withheld	1,810	—
Distributable income	90,553	—
Distributions paid or payable to unitholders	(89,749)	—

Trust corpus, end of period	$501,777	$535,327

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

The Trust was created to acquire and hold Royalty Interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in August 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust common units and 13,125,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At September 30, 2012, SandRidge owned 2,875,000 Trust common units and 13,125,000 Trust subordinated units.

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

As specified in the development agreement executed by the Trust with SandRidge (see Note 5), SandRidge is credited for having drilled one full Trust Development Well if the well is drilled and perforated for completion to the Grayburg/San Andres formation and SandRidge’s net revenue interest in the well is equal to 69.3%. The actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest in each well. At September 30, 2012, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 400 additional wells (equivalent to approximately 415 Trust Development Wells under the development agreement as described in Note 5) that were drilled and perforated for completion between April 1, 2011 and September 30, 2012, and (c) the equivalent of approximately 473 Trust Development Wells to be drilled within the AMI.

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, property tax and Texas franchise tax, on or about 60 days following the completion of each quarter. Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it.

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

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting. The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust records revenues when cash is received (rather than when earned) and expenses when paid (rather than when incurred) and may also establish certain cash reserves for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the Securities and Exchange Commission (“SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. Amortization of investment in royalty interests, calculated on a unit-of-production basis, and any impairments are charged directly to trust corpus. Distributions to unitholders are recorded when declared.

Significant Accounting Policies. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues are received or expenses are paid. Because the Trust’s financial statements are prepared on the modified cash basis as described above, most accounting pronouncements are not applicable to the Trust’s financial statements.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, property tax and Texas franchise tax, on or about 60 days following the completion of each quarter. Other than the first distribution, which covered production for the five-month period from April 1, 2011 to August 31, 2011, distributions cover a three-month period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in November 2012. A summary of distributions declared and paid to unitholders during 2011 and the nine-month period ended September 30, 2012 is as follows:

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid	Distribution Per Unit
(in millions)
Calendar Quarter 2011

First Quarter	N/A	N/A	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A	N/A	N/A
Third Quarter	N/A	N/A	N/A	N/A	N/A
Fourth Quarter	April 1 – August 31, 2011	October 28, 2011	November 30, 2011	$ 37.9	$ 0.722746

Calendar Quarter 2012

First Quarter	September 1 – November 30, 2011	February 2, 2012	February 29, 2012	$ 29.1	$ 0.553523
Second Quarter	December 1, 2011 – February 29, 2012	April 30, 2012	May 30, 2012	$ 30.5	$ 0.581742
Third Quarter	March 1, 2012 – May 31, 2012	July 26, 2012	August 29, 2012	$ 30.1	$ 0.574232

4. Loan Commitment

Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at September 30, 2012 or December 31, 2011.

5. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. During the three and nine-month periods ended September 30, 2012, the Trustee’s administrative fees were equal to approximately $38,000 and $113,000, respectively.

Registration Rights Agreement. The Trust is party to a registration rights agreement pursuant to which the Trust has agreed to register the offering of the Trust units held by SandRidge and certain of its affiliates and permitted transferees upon request by SandRidge. On October 24, 2012, pursuant to the registration rights agreement, the Trust and SandRidge filed a registration statement on Form S-3 registering the offering by SandRidge Exploration and Production, LLC of 2,875,000 common units. The registration statement was effective immediately upon filing.

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

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $295.0 million, subject to adjustment as described below. As SandRidge fulfills its drilling obligation over time,

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

the total amount that may be recovered is proportionately reduced and the Trust Development Wells drilled and perforated for completion are released from the lien. If SandRidge does not fulfill its drilling obligation by March 31, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. At September 30, 2012, SandRidge had drilled and perforated for completion approximately 415 equivalent Trust Development Wells, and, accordingly, the maximum amount potentially recoverable under the Drilling Support Lien had been reduced to approximately $156.9 million.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge, effective April 1, 2011, that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the three and nine-month periods ended September 30, 2012, the Trust paid SandRidge’s administrative fees equal to $75,000 and $225,000, respectively.

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

The following tables present, as of September 30, 2012, the notional amount and weighted average fixed price of the open contracts underlying the derivatives agreement and the contracts that have been novated to the Trust. The combined volume in the tables below reflects the total volume of oil derivative contracts for the Trust.

Oil Contracts Underlying the Derivatives Agreement

	Notional (MBbl)	Weighted Avg. Fixed Price
October 2012 — December 2012	116	$ 102.20
January 2013 — December 2013	714	$ 102.84
January 2014 — December 2014	950	$ 101.75
January 2015 — March 2015	200	$ 100.90

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Oil Contracts Underlying the Derivatives Agreement and Novated to the Trust

	Notional (MBbl)	Weighted Avg. Fixed Price
October 2012 — December 2012	174	$ 102.20
January 2013 — December 2013	575	$ 102.84
January 2014 — December 2014	461	$ 101.75
January 2015 — March 2015	103	$ 100.90

6. Subsequent Events

Distribution to Unitholders. On November 1, 2012, the Trust declared a cash distribution of $0.625203 per unit covering production for the three-month period from June 1, 2012 to August 31, 2012 for record holders as of November 14, 2012. The distribution will be paid on or about November 29, 2012. Distributable income for June 1, 2012 to August 31, 2012 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$31,731
Derivative settlements, net	4,093

Total revenues	35,824

Expenses
Post-production expenses	28
Production taxes	1,492
Cash reserves withheld by Trustee (1)	1,481

Total expenses	3,001

Distributable income available to unitholders	$32,823

Distributable income per unit (52,500,000 units issued and outstanding)	$0.625203

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

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

Properties. At September 30, 2012, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 400 additional wells (equivalent to approximately 415 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between April 1, 2011 and September 30, 2012, and (c) the equivalent of approximately 473 Trust Development Wells to be drilled within an AMI consisting of approximately 17,400 gross acres (15,800 net acres) in Andrews County, Texas.

SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells on or before March 31, 2016. SandRidge is not permitted to drill and complete any well within the AMI for its own account, subject to certain exceptions, until it has satisfied the drilling obligation to the Trust. SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties, the balance of which is reduced as SandRidge fulfills its drilling obligation under the development agreement. At September 30, 2012, the amount potentially recoverable under the lien was approximately $156.9 million.

The Trust is not responsible for any costs related to the drilling of the Trust Development Wells or any other operating or capital costs related to the Underlying Properties. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled as of December 31, 2011 and September 30, 2012.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
December 31, 2011	517	195	693	1,405
September 30, 2012	517	415	473	1,405

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

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, property tax and Texas franchise tax, on or about 60 days following the completion of each quarter. The Trust’s subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is at least equal to the Subordination Threshold. If there is not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owns), the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by

SandRidge) up to the Subordination Threshold. However, there is no minimum distribution. If the cash available for distribution on all of the Trust units in any quarter exceeds the Incentive Threshold for the corresponding quarter, SandRidge, as holder of the Trust’s subordinated units, is entitled to 50% of the amount by which the cash available for distribution exceeds the Incentive Threshold.

The following table sets forth the Subordination Threshold and Incentive Threshold for each remaining calendar quarter through the first quarter of 2017, as set out in the trust agreement.

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)
2012
Third quarter	$0.47	$0.70
Fourth quarter	0.49	0.74

2013
First quarter	0.51	0.77
Second quarter	0.53	0.80
Third quarter	0.56	0.84
Fourth quarter	0.58	0.87

2014
First quarter	0.61	0.91
Second quarter	0.63	0.95
Third quarter	0.65	0.98
Fourth quarter	0.66	0.98

2015
First quarter	0.64	0.96
Second quarter	0.61	0.92
Third quarter	0.56	0.85
Fourth quarter	0.54	0.81

2016
First quarter	0.53	0.80
Second quarter	0.52	0.78
Third quarter	0.51	0.77
Fourth quarter	0.50	0.75

2017
First quarter	0.49	0.74

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement and the Trust’s derivative contracts with unaffiliated third parties. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from the Trust’s derivative counterparty. Although the Trust was formed on May 12, 2011, the conveyance of the Royalty Interests did not occur until August 2011 and no proceeds from the sale of oil and natural gas production were received by the Trust until November 2011. As a result, the Trust did not recognize any income or make any distributions until November 2011. Information regarding the Trust’s production, pricing and costs for the three and nine-month periods ended September 30, 2012 is presented below.

	Three Months Ended September 30, 2012(1)	Nine Months Ended September 30, 2012(2)
Production Data
Oil (MBbls)(3)	369	1,058
Natural gas (MMcf)	104	280
Combined equivalent volumes (MBoe)	386	1,105
Average daily combined equivalent volumes (MBoe/d)	4.2	4.0

Average Prices
Oil (per Bbl)(3)	$89.44	$88.90
Natural gas (per Mcf)	$1.73	$2.33
Combined equivalent (per Boe)	$85.91	$85.74

Average Prices – including impact of derivative settlements and post-production expenses
Oil (per Bbl)(3)(4)	$90.00	$91.68
Natural gas (per Mcf)	$1.49	$2.01
Combined equivalent (per Boe)	$86.37	$88.32

Expenses (per Boe)
Post-production	$0.06	$0.08
Production taxes	$4.07	$4.09

Total expenses	$4.13	$4.17

(1)

Oil and natural gas volumes and related revenues and expenses for the three-month period ended September 30, 2012 (included in SandRidge’s August 2012 net revenue distribution to the Trust) represent oil and natural gas production from March 1, 2012 to May 31, 2012.

(2)

Oil and natural gas volumes and related revenues and expenses for the nine-month period ended September 30, 2012 (included in SandRidge’s February 2012, May 2012 and August 2012 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2011 to May 31, 2012.

(3)	Includes natural gas liquids.
(4)

Includes impact of derivative settlements attributable to production from March 1, 2012 to May 31, 2012 for the three-month period ended September 30, 2012 and from September 1, 2011 to May 31, 2012 for the nine-month period ended September 30, 2012.

Trust Operations for the Three Months Ended September 30, 2012

Royalty Income. Royalty income received during the three-month period ended September 30, 2012 totaled $33.2 million. This was based upon production attributable to the Royalty Interests of 369 MBbls of oil and 104 MMcf of natural gas for the period from March 1, 2012 to May 31, 2012. Average prices received for oil and natural gas production, excluding the impact of derivative settlements and post-production expenses, during the three-month period ended September 30, 2012 were $89.44 per Bbl of oil and $1.73 per Mcf of natural gas.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through March 31, 2015 through the use of oil fixed price swaps. Net cash settlements received related to the Trust’s derivatives during the three-month period ended September 30, 2012 were approximately $1.9 million, and included net settlements received of approximately $0.4 million related to production from March 1, 2012 to May 31, 2012 and net settlements received of approximately $1.5 million related to June 2012 production. Total net derivative settlements received by the Trust for production from March 1, 2012 to May 31, 2012, including $0.2 million paid in April 2012, were $0.2 million, which effectively increased the average price received for oil production for the related period by $0.56 per Bbl to $90.00 per Bbl.

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the three-month period ended September 30, 2012 totaled approximately $25,000.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2012 totaled approximately $1.6 million, or $4.07 per Boe, and were approximately 4.7% of royalty income.

Distributable Income. Distributable income for the three-month period ended September 30, 2012 was $31.8 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $1.4 million (approximately $1.7 million withheld from the August 2012 cash distribution to unitholders less approximately $0.3 million used to pay Trust expenses during the period).

Trust Operations for the Nine Months Ended September 30, 2012

Royalty Income. Royalty income received during the nine-month period ended September 30, 2012 totaled $94.7 million. This was based upon production attributable to the Royalty Interests of 1,058 MBbls of oil and 280 MMcf of natural gas for the period from September 1, 2011 to May 31, 2012. Average prices received for oil and natural gas production, excluding the impact of derivative settlements and post-production expenses, during the nine-month period ended September 30, 2012 were $88.90 per Bbl of oil and $2.33 per Mcf of natural gas.

Derivative Settlements. Net cash settlements received related to the Trust’s derivatives during the nine-month period ended September 30, 2012 were approximately $3.7 million and included net settlements received of approximately $2.2 million related to production from September 1, 2011 to May 31, 2012 and net settlements received of approximately $1.5 million related to June 2012 production. Total net derivative settlements received by the Trust for production from September 1, 2011 to May 31, 2012 were $2.9 million, including $0.7 million received in 2011, and effectively increased the average price received for oil production for the related period by $2.78 per Bbl to $91.68 per Bbl.

Post-Production Expenses. Post-production expenses for the nine-month period ended September 30, 2012 totaled approximately $90,000.

Production Taxes. Production taxes for the nine-month period ended September 30, 2012 totaled approximately $4.5 million, or $4.09 per Boe, and were approximately 4.8% of royalty income.

Property Taxes. The Trust paid its property tax for the period ended December 31, 2011 of approximately $0.2 million during the nine-month period ended September 30, 2012.

Texas Franchise Tax. The Trust paid its Texas franchise tax for the period ended December 31, 2011 of approximately $0.2 million during the nine-month period ended September 30, 2012.

Distributable Income. Distributable income for the nine-month period ended September 30, 2012 was $90.6 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $1.8 million (approximately $3.3 million withheld from the February 2012, May 2012 and August 2012 cash distributions to unitholders less approximately $1.5 million used to pay Trust expenses during the period).

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests for the quarter, over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions previously described. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at September 30, 2012 or December 31, 2011.

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

2012 Trust Distributions to Unitholders. During the nine-month period ended September 30, 2012, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
(in millions)
Calendar Quarter 2012
First Quarter	September 1 – November 30, 2011	February 2, 2012	February 29, 2012	$ 29.1
Second Quarter	December 1, 2011 – February 29, 2012	April 30, 2012	May 30, 2012	$ 30.5
Third Quarter	March 1, 2012 – May 31, 2012	July 26, 2012	August 29, 2012	$ 30.1

Future Trust Distributions to Unitholders. On November 1, 2012, the Trust declared a cash distribution of $0.625203 per unit covering production for the period from June 1, 2012 to August 31, 2012 for record holders as of November 14, 2012. The distribution will be paid on or about November 29, 2012 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$31,731
Derivative settlements, net	4,093

Total revenues	35,824

Expenses
Post-production expenses	28
Production taxes	1,492
Cash reserves withheld by Trustee(1)	1,481

Total expenses	3,001

Distributable income available to unitholders	$32,823

Distributable income per unit (52,500,000 units issued and outstanding)	$0.625203

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, certain benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement effective August 1, 2011. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparty under certain of its derivative contracts with a third party, and the Trust pays SandRidge any amounts that SandRidge is required to pay its counterparty under such derivative contracts. Substantially concurrent with the execution of the derivatives agreement and again in April 2012, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparty, and is required to pay any amounts owed directly to the counterparty. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and has granted the counterparty a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon New York Mercantile Exchange prices. The contracts underlying the derivatives agreement cover a portion of the anticipated future sales volumes of oil production from the Initial Wells as well as a portion of the anticipated future production from the Trust Development Wells through March 31, 2015. See Note 5 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil derivative contracts. The Trust received net settlement proceeds of approximately $1.9 million and $3.7 million related to the derivatives agreement during the three and nine-month periods ended September 30, 2012, respectively.

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

ITEM 4. Controls and Procedures

The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Act, designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of the end of the period covered by this report. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by SandRidge.

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

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. No material change to such risk factors has occurred during the nine-month period ended September 30, 2012.

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

Date: November 13, 2012

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Trust of SandRidge Permian Trust	S-1	333-174492	3.1	05/25/2011

3.2	Amended and Restated Trust Agreement of SandRidge Permian Trust, dated August 16, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35274	4.1	08/19/2011

3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Permian Trust, dated June 18, 2012, by the Bank of New York Mellon Trust Company, N.A.	8-K	001-35274	3.3	08/13/2012

10.1	Novation Agreement dated April 12, 2012 by and among SandRidge Permian Trust, SandRidge Energy, Inc., and Morgan Stanley Capital Group Inc	8-K	001-35274	10.1	04/13/2012

31.1	Section 302 Certification					*

32.1	Section 906 Certification					*