Form 10-K
period 2012-12-31
SandRidge Permian Trust
filed 2013-03-01
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(512) 236-6531

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Units of Beneficial Interest of the Trust held by non-affiliates on June 29, 2012 (the last business day of its most recently completed second quarter) was approximately $739.5 million based on the closing price as quoted on the New York Stock Exchange. As of February 22, 2013, 39,375,000 Common Units and 13,125,000 Subordinated Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

SANDRIDGE PERMIAN TRUST

2012 ANNUAL REPORT ON FORM 10-K

All references to “we,” “us,” “our,” or the “Trust” refer to SandRidge Permian Trust. References to “SandRidge” refer to SandRidge Energy, Inc., and where the context requires, its subsidiaries. The royalty interests conveyed by SandRidge from its interests in certain properties in the Permian Basin in Andrews County, Texas and held by the Trust are referred to as the “Royalty Interests.” This report includes terms commonly used in the oil and natural gas industry, which are defined in the Glossary of Oil and Natural Gas Terms beginning on page 19.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I and elsewhere herein regarding the proved oil and natural gas reserves associated with the properties underlying the Royalty Interests, the Trust’s or SandRidge’s future financial position, business strategy, project costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements. Whether actual results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of this report.

PART I

Item 1.	Business

General

SandRidge Permian Trust is a statutory trust formed on May 12, 2011 under the Delaware Statutory Trust Act pursuant to a trust agreement by and among SandRidge, as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”). The Trust’s affairs are administered by the Trustee, which maintains its offices at 919 Congress Avenue, Austin, Texas 78701. The Trust does not have any employees.

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

Formation and Structure. The Trust was created to acquire and hold the Royalty Interests for the benefit of Trust unitholders pursuant to a trust agreement dated May 12, 2011, by and among SandRidge, the Trustee and the Delaware Trustee (as subsequently amended and restated as of August 16, 2011). Concurrent with the initial public offering described below, SandRidge conveyed to the Trust royalty interests in specified oil and natural gas properties in the Permian Basin located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were derived from SandRidge’s interests in (a) 517 oil and natural gas wells developed as of April 1, 2011, including 21 wells awaiting completion at that time (together, the “Initial Wells”) and (b) the equivalent of 888 oil and natural gas development wells to be drilled (“Trust Development Wells”) within an area of mutual interest (“AMI”). As of December 31, 2012, the AMI consisted of approximately 16,600 gross acres (15,300 net acres) in the counties where the Underlying Properties are located.

The Trust issued 52,500,000 Trust units and through an initial public offering in August 2011, the Trust sold 34,500,000 of its common units to the public for net proceeds, after payment of offering expenses, of approximately $580.6 million. The Trust delivered the net proceeds of the offering, along with 4,875,000 common units and 13,125,000 subordinated units, to certain wholly owned subsidiaries of SandRidge, in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions and as of December 31, 2012, there were 52,500,000 Trust units, consisting of 39,375,000 common and 13,125,000 subordinated units, issued and outstanding. SandRidge owned 2,875,000 Trust common units and 13,125,000 Trust subordinated units at December 31, 2012. The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions. See “—Distributions” below.

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

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. However, the Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and gas operations or other activities on the Underlying Properties. The trust agreement generally limits the Trust’s business activities to owning the Royalty Interests and entering into derivative contracts on a limited basis and activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests.

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

A wholly owned subsidiary of SandRidge granted to the Trust a lien (the “Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $295.0 million, which is reduced proportionately as the Trust Development Wells are drilled and perforated for completion. The lien is reduced and the properties subject to the lien are released, in each case, as SandRidge fulfills its drilling obligation under the development agreement. The maximum amount potentially recoverable under the Drilling Support Lien was approximately $143.8 million as of December 31, 2012.

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

Derivatives Agreement and Other Hedging Arrangements. The Trust entered into a derivatives agreement with SandRidge, effective August 1, 2011, that provides the Trust with the economic effect of certain derivative contracts entered into between SandRidge and a third party. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparty, and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparty. The Trust did not bear any costs related to the establishment of the underlying contracts and, except in limited circumstances involving the restructuring of an existing hedge or the novation of a hedge from SandRidge, does not have the ability to enter into its own derivative contracts. Substantially concurrent with the execution of the derivatives agreement and also on April 12, 2012, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparty and is required to pay any amounts owed directly to the counterparty. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and has granted the counterparty a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The Trust’s derivative contracts consist of oil fixed price swaps.

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

The following table sets forth the Subordination Threshold and Incentive Threshold for each remaining quarterly distribution through the first quarterly distribution in 2017, as set out in the trust agreement and as included in the final prospectus (the “Prospectus”) filed with the SEC by the Trust pursuant to Rule 424(b) under the Securities Act on August 12, 2011.

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)
2012
Fourth quarter(3)	0.49	0.74

2013
First quarter	0.51	0.77
Second quarter	0.53	0.80
Third quarter	0.56	0.84
Fourth quarter	0.58	0.87

2014
First quarter	0.61	0.91
Second quarter	0.63	0.95
Third quarter	0.65	0.98
Fourth quarter	0.66	0.98

2015
First quarter	0.64	0.96
Second quarter	0.61	0.92
Third quarter	0.56	0.85
Fourth quarter	0.54	0.81

2016
First quarter	0.53	0.80
Second quarter	0.52	0.78
Third quarter	0.51	0.77
Fourth quarter	0.50	0.75

2017
First quarter	0.49	0.74

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

(3)

A distribution of $0.603032 per unit was declared on January 31, 2013 and is expected to be paid on March 1, 2013. See Note 8 to the financial statements contained in Item 8 of this report for further discussion.

If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid.

Properties

As of December 31, 2012, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 437 additional wells (equivalent to approximately 454 Trust Development Wells under the development agreement) that were drilled and perforated for completion between April 1, 2011 and December 31, 2012 and (c) the equivalent of approximately 434 Trust Development Wells to be drilled within the AMI. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
December 31, 2012	517	454	434	1,405
December 31, 2011	517	195	693	1,405
August 16, 2011(2)	517	92	796	1,405

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

(2)	Date of the Royalty Interests conveyance.

The Royalty Interests were derived from properties located in the greater Fuhrman-Mascho field, a field in Andrews County, Texas that produces primarily oil from the Grayburg/San Andres formation in the Permian Basin. The Permian Basin extends throughout southwestern Texas and southeastern New Mexico over an area approximately 250 miles wide and 300 miles long. It is one of the largest, most active and longest-producing oil basins in the United States. In 2011, the Permian Basin produced more than 280 million barrels, making this basin the one of the largest oil producing areas in the continental United States. The Permian Basin has been producing oil for over 80 years resulting in cumulative production of more than 29 billion barrels.

Proved Reserves

The following estimates of net proved oil and natural gas reserves are based on reserve reports as of December 31, 2012 and 2011 prepared by independent petroleum engineers. The PV-10 and Standardized Measure shown in the table below are not intended to represent the current value of estimated oil and natural gas reserves attributable to the Royalty Interests as of the dates shown. The reserve reports as of December 31, 2012 and 2011 were based on SandRidge’s drilling schedule and the average price during the 12-month periods ended December 31, 2012 and 2011, using first-day-of-the-month prices for each month. Refer to “Risk Factors” in Item 1A of this report and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report in evaluating the reserve information presented below.

All of the oil and natural gas reserves in these reports were estimated by Netherland, Sewell & Associates, Inc. (“Netherland Sewell”). The process to review and estimate the reserves begins with a staff reservoir engineer collecting and verifying all pertinent data, including but not limited to well test data, production data, historical pricing, cost information, property ownership interests, reservoir data, and geosciences data. This data was reviewed by members of SandRidge’s Reservoir Engineering Department and various levels of SandRidge management for accuracy, before consultation with Netherland Sewell. Members of SandRidge’s Reservoir Engineering Department consulted regularly with Netherland Sewell during the reserve estimation process to review properties, assumptions, and any new data available. SandRidge’s internal reserve estimates and methodologies were compared to Netherland Sewell’s estimates and conclusions before the reserve estimates were included in Netherland Sewell’s reports. Additionally, SandRidge’s senior management reviewed and approved the reserve reports contained herein.

Internal Controls. SandRidge’s Executive Vice President—Corporate Reserves and Acquisitions and Divestures is the technical person primarily responsible for overseeing the preparation of the Trust’s reserve estimates. He has a Bachelor of Science degree in Mechanical Engineering with over 30 years of practical industry experience, including over 25 years of estimating and evaluating reserve information. In addition, SandRidge’s Executive Vice President—Corporate Reserves and Acquisitions and Divestures has been a certified professional engineer in the state of Oklahoma since 1988 and a member of the Society of Petroleum Engineers since 1980.

SandRidge’s Reservoir Engineering Department continually monitors asset performance, making reserves estimate adjustments, as necessary, to ensure the most current reservoir information is reflected in reserves estimates. Reserve information includes production histories as well as other geologic, economic, ownership and engineering data. The department currently has a total of 23 full-time employees, comprised of seven degreed engineers, one degreed geologist, and 15 engineering analysts/technicians with a minimum of a four-year degree in mathematics, economics, finance or other business or science field.

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

Netherland Sewell. Netherland Sewell estimated all of the proved reserve information in these reports, in accordance with the definitions and guidelines of the SEC and, with the exception of the exclusion of future income taxes to which the Trust is not subject, in conformity with the Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. Netherland Sewell are independent petroleum engineers, geologists, geophysicists, and petrophysicists; Netherland Sewell do not own an interest in these properties and are not employed on a contingent basis.

The qualifications of the two technical individuals at Netherland Sewell primarily responsible for overseeing the firm’s preparation of the Trust’s reserve estimates include:

•	more than 15 and 25 years of practical experience in petroleum engineering and over 10 and 20 years estimating and evaluating reserve information, respectively;

•	(i) one professional geoscientist registered in the state of Texas and (ii) one professional engineer registered in the states Texas and Louisiana, respectively; and

•	(i) Bachelor of Science Degree in Geology and Master of Science Degree in Geology and (ii) Bachelor of Science Degree in Civil Engineering and Masters Degree in Business Administration, respectively.

These qualifications meet or exceed the Society of Petroleum Engineers standard requirements to be a professionally qualified Reserve Estimator and Auditor.

A summary of the Trust’s proved oil, natural gas liquids and natural gas reserves, all of which are located in the continental United States, is presented below:

	December 31,
	2012	2011
Estimated Proved Reserves(1)
Developed
Oil (MBbls)(2)	9,400.1	8,309.9
Natural gas liquids (MBbls)(2)	1,032.1	—
Natural gas (MMcf)	2,843.4	2,243.9

Total proved developed (MBoe)	10,906.1	8,683.9
Undeveloped
Oil (MBbls)(2)	5,844.8	12,440.5
Natural gas liquids (MBbls)(2)	858.6	—
Natural gas (MMcf)	2,365.5	4,926.6

Total proved undeveloped (MBoe)	7,097.6	13,261.6
Total Proved
Oil (MBbls)(2)	15,244.9	20,750.4
Natural gas liquids (MBbls)(2)	1,890.7	—
Natural gas (MMcf)	5,208.9	7,170.5

Total proved (MBoe)	18,003.7	21,945.5

PV-10 (in millions)(3)(4)	$705.6	$946.4
Standardized Measure of Discounted Net Cash Flows (in millions)(4)	$703.0	$942.9

(1)

Determined using a 12-month average of the first day of the month prices for oil and natural gas without giving effect to derivative transactions. The prices used in the reserve report yield weighted average wellhead prices, which are based on first day of the month index prices and adjusted for transportation and regional price differentials. The index prices and the equivalent weighted average wellhead prices are shown in the table below.

	Weighted average wellhead prices		Index prices
	Oil (per Bbl)(a)	Natural gas (per Mcf)	Oil (per Bbl)	Natural gas (per Mcf)
December 31, 2012	$90.49	$1.98	$91.21	$2.76
December 31, 2011	$88.03	$2.94	$92.71	$4.12

(a)	Weighted average wellhead price for oil at December 31, 2011 includes natural gas liquids.

(2)

Natural gas liquids comprised a significant portion of total proved reserves at December 31, 2012 and were, therefore, reported separately for 2012; however, natural gas liquids did not comprise a significant portion of total proved reserves for 2011 and were included with oil reserves at December 31, 2011.

(3)

PV-10 is the present value of estimated future net revenue to be generated from the production of proved reserves, discounted at 10% per annum to reflect timing of future cash flows and calculated without deducting future income taxes. PV-10 is a non-GAAP financial measure and generally differs from standardized measure of discounted net cash flows, or Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. Neither PV-10 nor Standardized Measure are intended to represent an estimate of fair market value of the Royalty Interests. PV-10 is used by the industry as an arbitrary reserve asset value measure to compare the relative size and value of the proved reserves held by companies without regard to the specific tax characteristics of such entities. The following table provides a reconciliation of Standardized Measure to PV-10:

	December 31,
	2012	2011
	(in millions)
Standardized Measure of Discounted Net Cash Flows(4)	$703.0	$942.9
Present value of future income tax discounted at 10%	2.6	3.5

PV-10	$705.6	$946.4

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

Proved Undeveloped Reserves. During 2012, SandRidge drilled 259 Trust Development Wells, resulting in the conversion of approximately 3.2 MMBoe of proved undeveloped reserves to proved developed reserves. At December 31, 2012, 237 of these wells were classified as proved developed producing properties. Additionally, proved undeveloped reserves decreased by approximately 3.0 MMBoe as a result of downward revisions due to well performance and pricing.

During the period from August 16, 2011, the date of the Royalty Interests conveyance, to December 31, 2011, SandRidge drilled 103 Trust Development Wells, resulting in the conversion of approximately 3.1 MMBoe of proved undeveloped reserves to proved developed reserves. At December 31, 2011, 91 of these wells were classified as proved developed producing properties with the remaining wells still in progress. Proved undeveloped reserves associated with the Royalty Interests at the date of conveyance totaled 16.1 MMBoe.

Under the terms of the development agreement, SandRidge is obligated to drill, or cause to be drilled, the remaining Trust Development Wells by March 31, 2016. The Trust does not bear any costs associated with drilling the Trust Development Wells.

Production and Price History

The following tables set forth information regarding the net oil and natural gas production attributable to the Royalty Interests and certain price and cost information for each of the periods indicated.

	Year Ended December 31,
	2012(1)	2011(2)
Production Data
Oil (MBbls)(3)	1,461	453
Natural gas (MMcf)	390	120
Combined equivalent volumes (MBoe)	1,526	473
Average daily combined equivalent volumes (MBoe/d)	4.2	3.1

Average Prices
Oil (per Bbl)(3)	$85.94	$89.13
Natural gas (per Mcf)	$2.30	$3.44
Combined equivalent (per Boe)	$82.87	$86.24

Average Prices—including impact of derivative settlements and post-production expenses
Oil (per Bbl)(3)(4)	$90.76	$91.70
Natural gas (per Mcf)	$2.00	$3.25
Combined equivalent (per Boe)	$87.41	$88.65

Expenses (per Boe)
Post-production	$0.08	$0.05
Production taxes	$3.94	$4.14

Total expenses	$4.02	$4.19

(1)

Oil and natural gas volumes and related revenues and expenses for the year ended December 31, 2012 (included in SandRidge’s 2012 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2011 to August 31, 2012.

(2)

Oil and natural gas volumes and related revenues and expenses for the year ended December 31, 2011 (included in SandRidge’s 2011 net revenue distribution to the Trust) represent oil and natural gas production from April 1, 2011 to August 31, 2011.

(3)	Includes natural gas liquids.
(4)

Includes impact of derivative settlements attributable to production from September 1, 2011 to August 31, 2012 for the year ended December 31, 2012 and from April 1, 2011 to August 31, 2011 for the year ended December 31, 2011.

Productive Wells

The following table sets forth as of December 31, 2012 the number of productive wells within the AMI subject to the Royalty Interests. Productive wells consist of producing wells and wells capable of producing, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Gross wells are the total number of producing wells subject to the Royalty Interests and net wells are the sum of the Trust’s fractional royalty interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Productive Wells	850	462.0	—	—	850	462.0

Developed and Undeveloped Acreage

The following table sets forth information regarding developed and undeveloped acreage within the AMI subject to the Royalty Interests at December 31, 2012:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Acreage within the AMI subject to the Royalty Interests	10,727	10,062	5,910	5,266

Many of the leases comprising the acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage is established prior to such date, in which event the lease will remain in effect until production has ceased. The following table sets forth as of December 31, 2012 the expiration periods of the gross and net acres that are subject to leases in the undeveloped acreage summarized in the above table.

	Acres Expiring
Twelve Months Ending	Gross	Net
December 31, 2013	804	329
December 31, 2014	120	66
December 31, 2015	—	—
December 31, 2016 and later	—	—
Other(1)	4,986	4,871

Total	5,910	5,266

(1)	Leases remaining in effect until development efforts or production on the developed portion of the particular lease has ceased.

Drilling Activity

The following table sets forth information with respect to wells completed within the AMI and subject to the Royalty Interests during each of the periods indicated. The information presented is not necessarily indicative of future performance, and should not be interpreted to present any correlation between the number of productive wells drilled and quantities or economic value of reserves found. Productive wells are those that produce commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return. Gross wells refer to the total number of wells in which the Trust had a royalty interest and net wells refer to gross wells multiplied by the Trust’s weighted average royalty interest percentage. As of December 31, 2012, there were 36 gross (18.4 net) wells subject to the Royalty Interests drilling or awaiting completion.

	2012				2011(1)
	Gross	Percent	Net	Percent	Gross	Percent	Net	Percent
Completed Wells
Development
Productive	245	100%	123.5	100%	90	100%	45.7	100%
Dry	—	0%	—	0%	—	0%	—	0%

Total	245	100%	123.5	100%	90	100%	45.7	100%
Exploratory
Productive	—	0%	—	0%	—	0%	—	0%
Dry	—	0%	—	0%	—	0%	—	0%

Total	—	0%	—	0%	—	0%	—	0%
Total
Productive	245	100%	123.5	100%	90	100%	45.7	100%
Dry	—	0%	—	0%	—	0%	—	0%

	245	100%	123.5	100%	90	100%	45.7	100%

(1)	Represents wells completed within the AMI and subject to the Royalty Interests during the period from August 16, 2011, the date of the Royalty Interests conveyance, to December 31, 2011.

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

SandRidge sells oil and natural gas from the Underlying Properties to a variety of customers, including oil and natural gas companies and trading and energy marketing companies. During 2012 and 2011, one customer individually accounted for more than 10% of total revenue attributable to the Royalty Interests. The number of readily available purchasers for the production from the Underlying Properties makes it unlikely that the loss of a single customer in the areas in which SandRidge sells oil and natural gas production from the Underlying Properties would materially affect the Trust’s revenue. The Trust is not committed under any existing contracts or agreements to provide fixed and determinable quantities of oil or natural gas in the future. See below for additional information on the Trust’s major customer.

	2012
	Sales	% of Revenue
	(in thousands)
Enterprise Crude Oil LLC	$110,798	87.6%
	2011
	Sales	% of Revenue
	(in thousands)
Enterprise Crude Oil LLC	$35,559	87.2%

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

SandRidge believes that its title to the Underlying Properties is, and the Trust’s title to the Royalty Interest is, good and defensible in accordance with standards generally accepted in the oil and natural gas industry, subject to such exceptions as are not so material as to detract substantially from the use or value of such properties or Royalty Interests. Consistent with industry practice, SandRidge has not yet obtained drilling title opinions on the properties upon which SandRidge intends to drill the remaining Trust Development Wells. Prior to the drilling of a remaining Trust Development Well, SandRidge expects that a drilling title opinion to identify defects in title to the leasehold will be obtained. Frequently, as a result of such examinations, certain curative work must be done to correct identified title defects, and such curative work entails time and expense. SandRidge will not be relieved of its obligation to drill a well if such title examination prior to drilling reveals a title defect preventing SandRidge from drilling such drill site.

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

Competition and Markets

The production and sale of oil and natural gas is highly competitive. Competitors in the Permian Basin include major oil and gas companies, independent oil and gas companies, and individual producers and operators. There are numerous producers in the Permian Basin and competitive position in this area is affected by price, contract terms and quality of service.

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

Future price fluctuations for oil and natural gas will directly impact Trust distributions, estimates of reserves attributable to the Royalty Interests and estimated and actual future net revenues to the Trust. Due to the many uncertainties that affect the supply and demand for oil and natural gas, reliable predictions of future oil and natural gas supply and demand, future product prices or the effect of future product prices on Trust distributions cannot be made.

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

General liability insurance coverage up to $1 million per occurrence is maintained, which includes sudden and accidental environmental liability coverage for the effects of pollution on third parties arising from operations. Insurance policies contain aggregate policy limits and in most cases, deductibles (generally ranging from $25,000 to $1 million) that must be met prior to recovery. These insurance policies are subject to certain customary exclusions and limitations. In addition, $100 million in excess liability coverage is maintained, which is in addition to and triggered if the general liability per occurrence limit is reached.

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

Hazardous Substances and Wastes. The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also known as the Superfund law and comparable state laws impose joint and several liability, without regard to fault or legality of conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances at the site. Under CERCLA, these “responsible persons” may be subject to strict, joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain environmental and health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, natural resource damage and property damage allegedly caused by the release of hazardous substances into the environment. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek recovery from the responsible classes of persons the costs the third parties incur. Materials used and generated in the course of operations with respect to the Underlying Properties may be regulated as hazardous substances. Wastes are generated that are subject to the requirements of the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. RCRA imposes strict requirements on the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Drilling fluids, produced waters and other wastes associated with the exploration, production and/or development of oil and natural gas are currently exempt from regulation as hazardous wastes under RCRA. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition for rulemaking with the EPA requesting reconsideration of the RCRA exemption for exploration, production, and development wastes. To date, the EPA has not taken any formal action on the petition. Any change in the RCRA exemption for such wastes could result in an increase in costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders. In the course of operations, with respect to the Underlying Properties, petroleum hydrocarbon wastes and ordinary industrial wastes that are subject to regulation under the RCRA are generated. The Underlying Properties are being operated in substantial compliance with all regulations regarding the handling and disposal of oil and natural gas exploration and production wastes from operations.

Air Emissions. The Clean Air Act, as amended, the Outer Continental Shelf Lands Act (the “OCSLA”) and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various permitting, monitoring and reporting requirements. These laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, strict compliance with air permit requirements or the utilization of specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of oil and natural gas projects. While SandRidge may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues, SandRidge does not believe that such requirements will have a material adverse effect on its ability to satisfy its obligations to the Trust. Additionally, violations of lease conditions or regulations related to air emissions can result in civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen prosecution. In August 2012, the EPA issued final regulations that established new air emission controls for oil and natural gas production and natural gas processing, including, among other things, new source performance standards for volatile organic compounds that would apply to newly hydraulically fractured wells, existing wells that are re-fractured, compressors, pneumatic controllers, storage vessels and natural gas processing plants placed in service after August 2011. However, on January 16, 2013, the EPA made an unopposed motion in federal court to seek an abeyance of legal challenges to the regulations while it reconsiders and potentially revises portions of the new rules. The EPA has also implemented an engine emission testing program to ensure certain categories of engines, depending on the date manufactured, meet the EPA emission standards. The federal standard for engines manufactured before 2006 also requires emission testing on engines greater than 500 horsepower and strict engine maintenance plans to be in place by October 2013. SandRidge currently has such plans in place.

Water Discharges. The Federal Water Pollution Control Act, as amended (“Clean Water Act”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to these laws and accompanying regulations, permits must be obtained to discharge produced waters and sand, drilling fluids, drill cuttings and other substances related to the oil and natural gas industry into onshore, coastal and offshore waters of the United States or state waters. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the analogous state agency. The Clean Water Act and other laws, such as the OCSLA, require the development and implementation of spill response plans intended to prepare the owner of the facility to respond to a hazardous substance or oil discharge. In addition, spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters or adjoining shorelines in the event of a spill, rupture or leak from an onshore, or offshore, facility. The Clean Water Act and analogous state laws also require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities.

Climate Change. In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and certain other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the Clean Air Act. Accordingly, the EPA adopted rules that require a reduction in emissions of GHGs from motor vehicles and also trigger Clean Air Act construction and operating permit review for GHG emissions from certain stationary sources. EPA’s endangerment finding and GHG rules were upheld by the United States Court of Appeals for the D.C. Circuit in a June 2012 decision, and a petition for review of the case by the entire D.C. Circuit was denied in December 2012. The EPA has also adopted rules requiring the reporting of GHG emissions from onshore oil and natural gas production and processing facilities in the United States on an annual basis. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHG gases from, equipment and operations related to the Underlying Properties could require costs to be incurred by SandRidge to reduce emissions of GHGs associated with operations or could adversely affect demand for the oil and natural gas production attributable to the Royalty Interests. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; such events could have an adverse effect on assets and operations related to the Underlying Properties. In addition, Congress has actively considered legislation to reduce emissions of GHGs and more than one-half of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the adoption of a climate change action plan, completion of GHG emission inventories and/or regional GHG cap and trade programs. Any future federal laws or implementing regulations that may be adopted to address GHG emissions could adversely affect demand for the oil and natural gas production attributable to the Royalty Interests, and could have a material adverse effect on the Trust’s revenues.

Endangered Species. The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Operations of the Underlying Properties are in substantial compliance with the ESA. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to consider listing more than 250 species as endangered under the ESA. Under the September 9, 2011 settlement, the federal agency is required to make a determination on listing of the species as endangered or threatened over the six-year period ending with the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where the Underlying Properties operations are located could cause SandRidge to incur increased costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the Underlying Properties.

Employee Health and Safety. The operations of SandRidge are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA

Hazardous Communication Standard requires that information be maintained concerning hazardous materials used or produced in SandRidge’s operations and that this information be provided to employees. Pursuant to the Emergency Planning and Community Right-to-Know Act, also known as Title III of the federal Superfund Amendment and Reauthorization Act, businesses that store threshold amounts of chemicals that are subject to OSHA’s Hazardous Communication Standard must submit information to state and local authorities in order to facilitate emergency planning and response. That information is generally available to the public.

State and Local Regulation. The Underlying Properties are subject to state and other local regulations applicable to the drilling for, and the production and gathering of, oil and natural gas, including requirements relating to drilling permits, the location, spacing and density of wells, unitization and pooling of interests, the method of drilling, casing and equipping of wells, the protection of fresh water sources, the orderly development of common sources of supply of oil and natural gas, the operation of wells, allowable rates of production, the use of fresh water in oil and natural gas operations, saltwater injection and disposal operations, the plugging and abandonment of wells and the restoration of surface properties, the prevention of waste of oil and natural gas resources, the protection of the correlative rights of oil and natural gas owners and, where necessary to avoid unfair, unjust or discriminatory service, the fees, terms and conditions for the gathering of natural gas. These regulations may affect the number and location of Trust Development Wells and the amounts of oil and natural gas that may be produced from the Underlying Properties. Realized prices for the first sale of oil and natural gas are not subject to state regulation in Texas.

Hydraulic Fracturing. Oil and natural gas may be recovered from the Underlying Properties through the use of hydraulic fracturing, combined with sophisticated drilling. Hydraulic fracturing, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices not currently employed with respect to the Underlying Properties. In August 2012, the EPA issued final Clean Air Act regulations governing performance standards, including for the capture of air emissions released during hydraulic fracturing. However, in January 2013 the EPA submitted an unopposed motion to the United States Court of Appeals for the D.C. Circuit seeking to stay legal challenges to the Clean Air Act regulations while it reconsiders portions of the new rules. Also, federal legislation previously was introduced, but not enacted, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In May 2012, the Bureau of Land Management within the U.S. Department of the Interior issued a proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands, but in January 2013 it announced that it would be submitting a revised rule proposal. That proposal is expected to be published in the first quarter of 2013. Certain states, including Texas and municipalities therein, have adopted, or are considering adopting, regulations that have imposed, or that could impose, more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. For example, in December 2011, the Railroad Commission of Texas finalized regulations requiring public disclosure of all chemicals in fluids used in the hydraulic fracturing process. Local ordinances or other regulations may regulate or prohibit the performance of well drilling in general and hydraulic fracturing in particular. If new laws or regulations that significantly restrict hydraulic fracturing are adopted at either the state or federal level, fracturing activities with respect to the Underlying Properties could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. These delays or additional costs could adversely affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of oil or natural gas that is ultimately produced in commercial quantities from the Underlying Properties. In addition to asserting regulatory authority, a number of federal entities are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. In April 2012, President Obama issued an executive order that established a working group for the purpose of coordinating policy, information sharing and planning across federal agencies and offices regarding “unconventional natural gas production,” including hydraulic fracturing. In December 2012, the EPA issued an initial progress report on a study begun in 2011 of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a final report expected to be issued in late 2014. The EPA has also announced an intent to propose by 2014 effluent limit guidelines that waste water from shale gas extraction operations must meet before going to a treatment plant; the agency also projects that it will publish an Advance Notice of Proposed Rulemaking regarding the Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices, and certain members of Congress have called upon U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing; and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. The studies and initiatives described above, depending on their degree of pursuit and any meaningful results obtained, could spur efforts to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms. All of the acreage and undeveloped reserves within the AMI are subject to hydraulic fracturing procedures as the process is required to economically develop the Grayburg/San Andres formation.

Glossary of Oil and Natural Gas Terms

The following is a description of the meanings of some of the oil and natural gas industry terms used in this report.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil or other liquid hydrocarbons.

Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Trust’s reserves at year-end 2012 of $91.21/ Bbl for oil and $2.76/ Mcf for natural gas, the ratio of economic value of oil to gas was approximately 33 to 1, even though the ratio for determining energy equivalency is 6 to 1.

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

Production costs.

(i) Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. They become part of the cost of oil and natural gas produced. Examples of production costs (sometimes called lifting costs) are:

(A) Costs of labor to operate the wells and related equipment and facilities.

(B) Repairs and maintenance.

(C) Materials, supplies, and fuel consumed and supplies utilized in operating the wells and related equipment and facilities.

(D) Property taxes and insurance applicable to proved properties and wells and related equipment and facilities.

(E) Severance taxes.

(ii) Some support equipment or facilities may serve two or more oil and gas producing activities and may also serve transportation, refining and marketing activities. To the extent that the support equipment and facilities are used in oil and natural gas producing activities, their depreciation and applicable operating costs become exploration, development or production costs, as appropriate. Depreciation, depletion and amortization of capitalized acquisition, exploration, and development costs are not production costs but also become part of the cost of oil and gas produced along with production (lifting) costs identified above.

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

Risks Related to the Units

Drilling for and producing oil and natural gas on the Underlying Properties are high risk activities with many uncertainties that could delay the anticipated drilling schedule for the remaining Trust Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease cash that is available for distribution to unitholders.

The drilling and completion of the remaining Trust Development Wells are subject to numerous risks beyond the Trust’s and SandRidge’s control, including risks that could delay or change the current drilling schedule for the Trust Development Wells (including the drilling schedule of third-party operators that may drill the remaining Trust Development Wells) and the risk that drilling will not result in commercially viable oil and natural gas production. Drilling for oil and natural gas can be unprofitable if dry wells are drilled and if productive wells do not produce sufficient revenues to return a profit. SandRidge’s and any third-party operators’ decisions to develop or otherwise exploit certain areas within the AMI will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The estimated costs of drilling, completing and operating wells are uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. A Trust Development Well that is successfully completed may not pay out the capital costs spent to drill it. Drilling and production operations on the Underlying Properties may be curtailed, delayed or canceled as a result of various factors, including the following:

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

In the event that drilling of the Trust Development Wells is delayed or the Initial Wells or Trust Development Wells have lower than anticipated production due to one of the factors above or for any other reason, cash distributions to unitholders may be reduced. In addition, wells drilled in the Permian Basin in the AMI typically produce a large volume of water, which requires the drilling of saltwater disposal wells. SandRidge’s inability to drill these wells or otherwise dispose of the water produced from the Initial Wells and Trust Development Wells in an efficient manner could delay production and therefore the Trust’s receipt of proceeds from the Royalty Interests.

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

For oil, from January 1, 2009 through December 31, 2012, the highest monthly settled price on the New York Mercantile Exchange (“NYMEX”) was $113.93 per Bbl and the lowest was $41.68 per Bbl. For natural gas, from January 1, 2009 through December 31, 2012, the highest monthly NYMEX settled price was $6.14 per MMBtu (one million British Thermal Units) and the lowest was $2.04 per MMBtu. In addition, the market price of oil and natural gas is generally higher in the winter months than during other months of the year due to increased demand for oil and natural gas for heating purposes during the winter season.

Lower oil and natural gas prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Underlying Properties. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low oil and natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil and natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon, at its cost, any well or property if it reasonably believes that the well or property can no longer produce oil and natural gas in commercially economic quantities. This could result in termination of the portion of the Royalty Interest relating to the abandoned well or property, and SandRidge would have no obligation to drill a replacement well. In addition, lower oil and natural gas prices could make it more likely that leases in the undeveloped acreage will expire at the end of their respective primary terms as a result of the failure to establish production from such leasehold acreage in commercially paying quantities prior to such date. The volatility of oil and natural gas prices also reduces the accuracy of target distributions to Trust unitholders. For a discussion of certain risks related to the Trust’s hedging arrangements, see “—The hedging arrangements for the Trust cover only a portion of the production attributable to the Trust, and such contracts limit the Trust’s ability to benefit from commodity price increases for hedged volumes above the corresponding hedge price.”

Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.

The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves estimated to be attributable to the Royalty Interests. It is not possible to accurately measure underground accumulations of oil and natural gas in an exact way and estimating reserves is inherently uncertain. As discussed below, the process of estimating oil and natural gas reserves requires interpretations of available technical data and many assumptions. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of the Trust’s reserves. This could result in actual production and revenues for the Underlying Properties being materially less than estimated amounts.

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

Target distributions, Subordination Thresholds and Incentive Thresholds are based on assumptions made in mid-2011 that, when made, were inherently subjective and subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual cash distributions to differ materially from the target.

The target distributions, Subordination Thresholds and Incentive Thresholds, as set forth in the Prospectus and described below in Part II Item 7, Trustee’s Discussion and Analysis of Financial Conditions and Results of Operations, were based on SandRidge’s calculations, and SandRidge did not receive an opinion or report on such calculations from any independent accountants, financial advisers, or engineers. Such calculations were based on assumptions made in mid-2011 about drilling, production, oil and natural gas prices, hedging activities, capital expenditures, expenses, tax rates and production tax credits under state law, the location of Trust Development Wells and other matters that were inherently uncertain and were subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from the target. For example, the targets have assumed that oil and natural gas production would be sold at prices consistent with settled NYMEX prices for April through June 2011, and monthly NYMEX forward pricing as of July 15, 2011 for the remainder of the period ending March 31, 2014, and assumed price increases after March 31, 2014 of 2.5% annually, capped at $120.00 per Bbl of oil in 2023 and $7.00 per MMBtu of natural gas in 2022, respectively. However, actual sales prices may be significantly lower. Additionally, these estimates assumed that the Trust Development Wells would be drilled on SandRidge’s anticipated drilling schedule. However, to date, more Development Wells have been drilled than the number contemplated by SandRidge’s original drilling schedule. Further, the drilling of the Trust Development Wells may be delayed, Trust Development Wells may be drilled at locations with higher post-production expenses and applicable taxes and actual production volumes may be significantly lower than estimated. Further, after wells are completed, production operations may be curtailed, delayed or terminated as a result of a variety of risks and uncertainties, including those described above under “—Drilling for and producing oil and natural gas on the Underlying Properties are high risk activities with many uncertainties that could delay or change the anticipated drilling schedule for the remaining Trust Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease cash that is available for distribution to unitholders.”

Furthermore, neither the target distribution nor the Subordination Threshold for each quarter during the subordination period necessarily represents the actual cash distributions unitholders will receive. To the extent actual production volumes or sales prices of oil and natural gas differ from the assumptions used to generate the target distributions, the actual distributions unitholders receive may be lower than the target distribution and the Subordination Threshold for the applicable quarter. For example, drilling of the Trust Development Wells ahead of the schedule assumed when the target distribution amounts were determined could cause actual distributions to fall below the target distribution amounts or Subordination Thresholds in later periods. A cash distribution to Trust unitholders below the target distribution amount or the Subordination Threshold may materially adversely affect the market price of the Trust units.

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

Quarterly cash distributions are made by the Trust based on the proceeds received by the Trust pursuant to the Royalty Interests for the preceding calendar quarter. If a quarterly cash distribution is lower than the target distribution amount or Subordination Threshold for any quarter, the common units will not be entitled to receive any additional distributions nor will the units be entitled to arrearages in any future quarter.

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

Shortages or increases in costs of equipment, services and qualified personnel could delay the drilling of the Trust Development Wells and result in a reduction in the amount of cash available for distribution.

The demand for qualified and experienced personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could significantly hinder SandRidge’s ability to satisfy its drilling obligation and delay completion of the Trust Development Wells, which would reduce future distributions to Trust unitholders.

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

Drilling title opinions on all of the Underlying Properties have not yet been obtained. Prior to drilling of a Trust Development Well, SandRidge expects to obtain a drilling title opinion to identify defects in title to the leasehold. Frequently, as a result of title examinations, certain curative work may be required to correct identified title defects, and such curative work entails time and expense. The inability or failure to cure title defects could render some locations undrillable or cause the Trust to lose its rights to some or all production from some of the Underlying Properties, which could result in a reduction in proceeds available for distribution to unitholders and the value of the Trust units if a comparable additional location to drill a Trust Development Well cannot be identified.

The Trust is passive in nature and has no voting rights in SandRidge, managerial, contractual or other ability to influence SandRidge, or control over the field operations of, sale of oil and natural gas from, or development of, the Underlying Properties.

Trust unitholders have no voting rights with respect to SandRidge and, therefore, have no managerial, contractual or other ability to influence SandRidge’s activities or operations of the Underlying Properties. In addition, some of the Trust Development Wells may be operated by third parties unrelated to SandRidge. Such third-party operators may not have the operational expertise of SandRidge within the AMI. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the aggregate working interest in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. The failure of an operator to adequately perform operations could reduce production from the Underlying Properties and cash available for distribution to unitholders. Neither the Trustee nor the Trust unitholders has any contractual or other ability to influence or control the field operations of, sale of oil and natural gas from, or future development of, the Underlying Properties.

The oil and natural gas reserves estimated to be attributable to the Royalty Interests are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or royalty interests to replace the depleting assets and production.

The proceeds payable to the Trust from the Royalty Interests are derived from the sale of the production of oil and natural gas from the Underlying Properties. The oil and natural gas reserves attributable to the Royalty Interests are depleting assets, which means that the reserves of oil and natural gas attributable to the Royalty Interests will decline over time as will the quantity of oil and natural gas produced from the Underlying Properties.

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

The prices received for oil and natural gas production usually fall below benchmark prices such as NYMEX. The difference between the price received and the benchmark price is called a differential. The amount of the differential depends on a variety of factors, including discounts based on the quality and location of hydrocarbons produced, Btu content and post-production costs. These factors can cause differentials to be volatile from period to period. Sellers of production have little or no control over the factors that determine the amount of the differential, and cannot accurately predict differentials for natural gas or crude oil. Increases in the differential between the realized price of oil or natural gas and the benchmark price for oil or natural gas could reduce the proceeds to the Trust and therefore the cash distributions made by the Trust and the value of the Trust units. The target distributions were prepared (a) for natural gas using an assumed negative differential of 28% from NYMEX futures prices for natural gas, and (b) for oil using an assumed negative differential of $4.27 per barrel from NYMEX futures prices for oil.

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

•	the Trust’s share of applicable taxes, including property taxes and taxes on the production of oil and natural gas;

•	the Trust’s liability for Texas franchise tax;

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

The Trust has entered into oil hedge contracts with unaffiliated counterparties. Additionally, pursuant to the derivatives agreement, SandRidge has provided the Trust with the effect of certain oil hedge contracts that it entered into with third parties. Under the combined hedging arrangements, approximately 71% of the expected production and approximately 76% of the expected revenues upon which the target distributions were based from January 1, 2013 through March 31, 2015 have been hedged. The remaining estimated production of oil and natural gas during that time and all production after such time will not be hedged to protect against the price risks inherent in holding interests in oil, a commodity that is frequently characterized by significant price volatility. Furthermore, while the use of hedging arrangements limits the downside risk of price declines, they may also limit the Trust’s ability to benefit from increases in oil prices above the hedge price on the portion of the production attributable to the Royalty Interests that is hedged.

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

The Trust is administered by a Trustee who cannot be replaced except at a special meeting of Trust unitholders.

The business and affairs of the Trust are administered by the Trustee. A unitholder’s voting rights are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The trust agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the outstanding Trust units, excluding Trust units held by SandRidge, voting in person or by proxy at a special meeting of Trust unitholders at which a quorum is present called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it may be difficult for public unitholders to remove or replace the Trustee without the cooperation of holders of a substantial percentage of the outstanding Trust units.

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

As of February 22, 2013, SandRidge, through SandRidge E&P, owned an aggregate of 2,875,000 common units and 13,125,000 subordinated units. All of the subordinated units will automatically convert into common units at the end of the subordination period. SandRidge may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the common units or on any trading market that may develop. On March 14, 2012, SandRidge E&P sold approximately 2.0 million of its common units in a transaction pursuant to Rule 144 under the Securities Act of 1933 (“Securities Act”). The Trust has granted registration rights to SandRidge, which, if exercised, would facilitate sales of Trust units by SandRidge to the public. On October 24, 2012, pursuant to the registration rights agreement, the Trust and SandRidge filed a registration statement on Form S-3 registering the offering by SandRidge Exploration and Production, LLC of 2,875,000 common units. The registration statement was effective immediately upon filing.

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

SandRidge’s ability to satisfy its obligations to the Trust depends on its financial position, and in the event of a default by SandRidge in its obligation to drill the Trust Development Wells, or in the event of SandRidge’s bankruptcy, it would be expensive and time-consuming for the Trust to exercise its remedies.

Pursuant to the terms of the development agreement between SandRidge and the Trust, SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells at its own expense. SandRidge owns a majority working interest in substantially all of the locations on which it expects to drill the remaining Trust Development Wells, and it expects to operate such wells until completion of its drilling obligation. As of December 31, 2012, SandRidge is also the operator of all of the Initial Wells together with the wells drilled as Trust Development Wells through December 31, 2012. The conveyances provide that SandRidge is obligated to market, or cause to be marketed, the oil and natural gas production related to the Underlying Properties. Additionally, SandRidge is the counterparty to the Trust’s derivatives agreement and has certain obligations to the Trust under the agreement. In the event that SandRidge defaults on its obligation to make payments under the derivatives agreement, the cash distributions to the Trust unitholders may be materially reduced as these payments are intended to provide additional cash to the Trust during periods of lower oil and natural gas prices. Due to the Trust’s reliance on SandRidge to fulfill these numerous obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on SandRidge’s performance.

SandRidge has other drilling obligations, including drilling obligations to two other royalty trusts, which will require it to make capital expenditures over the next several years at the same time it plans to drill the remaining Trust Development Wells. SandRidge’s ability to satisfy its drilling obligation to the Trust will depend on, among other things, the availability of sufficient funds and drilling rigs. More generally, SandRidge’s ability to satisfy its drilling obligation to the Trust and to perform these obligations depends on its future financial condition and economic performance and access to capital, which in turn depends upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond SandRidge’s control.

In the event that SandRidge defaults on its obligation to drill the remaining Trust Development Wells, the Trust would be entitled to foreclose on the lien granted to the trust by SandRidge E&P in order to secure the estimated amount of the drilling costs for the trust’s interests in the undeveloped Underlying Properties (the “Drilling Support Lien”) to the extent of SandRidge’s remaining interests in the undeveloped portions of the AMI. However, the maximum amount the Trust can recover in such a foreclosure or other action was, as of December 31, 2012, approximately $143.8 million, which amount will be reduced proportionately as each remaining Trust Development Well is drilled and perforated for completion. The value of SandRidge’s interests in the undeveloped portions of the AMI secured by the Drilling Support Lien may not be equal to the amount potentially recoverable at any given time, and such interests may be worth considerably less. The process of foreclosing on such collateral would be expensive and time-consuming and would delay the drilling and completion of the remaining Trust Development Wells; such delays and expenses would reduce Trust distributions by reducing the amount of proceeds available for distribution. Any amounts actually recovered in a foreclosure action would be applied to completion of SandRidge’s drilling obligation, would not result in any distribution to the Trust unitholders and may be insufficient to drill the number of wells needed for the Trust to realize the full value of the Development Well Royalty Interest. Furthermore, the Trust would have to seek a new party to perform the drilling and operations of the wells. The Trust may not be able to find a replacement driller or operator, and it may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time.

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

The operation of the Underlying Properties is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner and feasibility of conducting operations on the properties, which in turn could negatively impact trust distributions, estimated and actual future net revenues to the trust and estimates of reserves attributable to the trust’s interests.

Oil and natural gas exploration, production, transportation and treatment operations are subject to complex and stringent laws and regulations. In order to conduct operations in compliance with these laws and regulations, numerous permits, approvals and certificates are required from various federal, state and local governmental authorities. Compliance with these existing laws and regulations may require the incurrence of substantial costs by SandRidge or other operators of the Underlying Properties. Additionally, there has been a variety of regulatory initiatives at the federal and state levels to further regulate oil and natural gas operations in certain locations. Any increased regulation or suspension of oil and natural gas operations, or revision or reinterpretation of existing laws and regulations, could result in delays and higher operating costs. Such costs or significant delays could have a material adverse effect on the operation of the Underlying Properties, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust’s interests.

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

New laws or regulations, or changes to existing laws or regulations may unfavorably impact SandRidge, could result in increased operating costs and could have a material adverse effect on SandRidge’s financial condition and results of operations. For example, Congress has recently considered, and may continue to consider, legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, and the elimination of most U.S. federal tax incentives and deductions available to oil and natural gas exploration and production activities. In addition, the Dodd-Frank Wall Street Reform and

Consumer Protection Act and rules promulgated there under could reduce trading positions in the energy futures markets and materially reduce hedging opportunities for SandRidge, which could adversely affect its revenues and cash flows during periods of low commodity prices, and which could adversely affect the ability to restructure the hedges when it might be desirable to do so.

Additionally, federal and state regulatory authorities may expand or alter applicable pipeline safety laws and regulations, compliance with which may require increased capital costs on the part of SandRidge and third-party downstream oil and natural gas transporters. These and other potential regulations could increase SandRidge’s operating costs, reduce SandRidge’s liquidity, delay SandRidge’s operations, increase direct and third-party post production costs associated with the Trust’s interests or otherwise alter the way SandRidge conducts its business, which could have a material adverse effect on SandRidge’s financial condition, results of operations and cash flows and which could reduce cash received by or available for distribution, including any amounts paid by SandRidge for transportation on downstream interstate pipelines.

The operation of the Underlying Properties is subject to environmental laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations or result in significant costs and liabilities.

The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to operations of the Underlying Properties, including the acquisition of permits before conducting drilling; water withdrawal or waste disposal activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the imposition of regulations designed to protect employees from exposure to hazardous substances; and the imposition of substantial liabilities for pollution resulting from operations. Numerous governmental authorities, such as the EPA and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. Failure to comply with these laws and regulations may result in litigation; the assessment of administrative, civil and criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all operations relating to the Underlying Properties.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of operations at the Underlying Properties due to the handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to its operations, and as a result of historical industry operations and waste disposal practices. Under certain environmental laws and regulations, an operator could be subject to joint and several strict liability for the investigation, removal or remediation of previously released materials or property contamination regardless of whether the operator was responsible for the release or contamination or whether the operations were in compliance with all applicable laws at the time the release or contamination occurred. Private parties, including the owners of properties upon which wells are drilled and facilities where petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for contamination even in the absence of non-compliance, with environmental laws and regulations or for personal injury or property damage.

In addition, the risk of accidental spills or releases could expose an operator to significant liabilities that could have a material adverse effect on its financial condition or results of operations. Certain laws related to oil spills impose joint and several strict liability, without regard to fault, for all containment and oil removal costs and a variety of public and private damages including, but not limited to, the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill. Although defenses exist to the liability imposed by those laws, they are limited. If an oil discharge or substantial threat of discharge were to occur, an operator may be liable for costs and damages, which costs and damages could be material to its results of operations and financial position.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly construction, drilling, water management, completion, waste handling, storage, transport, disposal or cleanup requirements could require significant expenditures by SandRidge to attain and maintain compliance and may otherwise have a material adverse effect on the results of operations, competitive position or financial condition of SandRidge. SandRidge may not be able to recover some or any these costs from insurance. As a result of the increased cost of compliance, SandRidge may decide to discontinue drilling. Additionally, permitting delays may inhibit SandRidge’s ability to drill the remaining Trust Development Wells on schedule.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that SandRidge produces while the physical effects of climate change could disrupt SandRidge’s production and cause SandRidge to incur significant costs in preparing for or responding to those effects.

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present a danger to public health and the environment because such gases are contributing to warming of the Earth’s atmosphere and other climatic changes. These findings allow the agency to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the Clean Air Act. Accordingly, the EPA has adopted rules that require a reduction in emissions of GHGs from motor vehicles and also trigger Clean Air Act construction and operating permit review for GHG emissions from certain stationary sources. The EPA’s endangerment finding and GHG rules were upheld by the United States Court of Appeals for the D.C. Circuit in a June 2012 decision, and a petition for review of the case by the entire D.C. Circuit was denied in December 2012.

The EPA also has adopted rules requiring the reporting of GHG emissions from onshore oil and natural gas production and processing facilities in the United States on an annual basis. SandRidge believes it has complied with all applicable reporting requirements to date. However, the adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, SandRidge’s equipment and operations could require SandRidge to incur additional costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil and natural gas that it produces. Finally, to the extent increasing concentrations of GHG in the Earth’s atmosphere may produce climate change that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events such events could have a material adverse effect on the Underlying Properties, and potentially subject SandRidge to greater regulation.

In addition, Congress has considered legislation to reduce emissions of GHGs and more than half of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the adoption of a climate change action plan, completion of GHG emission inventories and/or regional GHG cap and trade programs. Any future federal laws or implemented regulations that may be adopted to address GHG emissions could require SandRidge to incur increased operating costs, adversely affect demand for the oil and natural gas that the SandRidge produces and have a material adverse effect on SandRidge’s business, financial condition and results of operations.

Federal and state legislative and regulatory initiatives as well as governmental reviews relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect the level of production from the Underlying Properties.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations, such as shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is typically regulated by state oil and gas commissions; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices, including the use of diesel, kerosene and similar compounds in fracturing fluid. In August 2012, the EPA issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing. However, in January 2013 the EPA submitted an unopposed motion to the United States Court of Appeals for the D.C. Circuit seeking to stay legal challenges to the Clean Air Act regulations while the EPA reconsiders portions of the new rules. Also, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In May 2012, the Bureau of Land Management within the U.S. Department of the Interior issued a proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands, but in January 2013 it announced that it would be submitting a revised proposed rule. That revised proposed rule is expected to be published in the first quarter of 2013.

Certain states in which SandRidge operates, including Texas, and municipalities have adopted, or are considering adopting, regulations that have imposed, or that could impose, more stringent permitting, disclosure, disposal and well construction requirements on exploration and production activities. For example, in February 2012, the Railroad Commission of Texas implemented the Fracturing Disclosure Rule, requiring public disclosure of all the chemicals in fluids used in the hydraulic fracturing process. Local ordinances or other regulations may regulate or prohibit the performance of well drilling in general and hydraulic fracturing in particular. If new laws or regulations that significantly restrict or regulate hydraulic fracturing are adopted at either the state or the federal level, the Company’s fracturing activities could become subject to additional permit requirements, reporting requirements or operational restrictions and also to associated permitting delays, or additional costs could adversely affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that ultimately can be produced in commercial quantities from the Underlying Properties.

In addition to asserting regulatory authority, a number of federal entities are analyzing, or have been requested to review, a variety of environmental issues associated with unconventional natural gas production, including hydraulic fracturing. In April 2012, President Obama issued an executive order that established a working group for the purpose of coordinating policy, information sharing, and planning among federal agencies and offices regarding “unconventional natural gas production,” including hydraulic fracturing. In December 2012, the EPA issued an initial progress report on a study begun in 2011 of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a final report expected to be issued in late 2014. The EPA has also announced its intent to propose by 2014 effluent limit guidelines that waste water from shale gas extraction operations must meet before going to a treatment plant; the agency also projects that it will publish an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices, and certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing; and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. Bills previously have been introduced in both the Senate and the House of Representatives to, among other things, amend the federal Safe Drinking Water Act to repeal provisions that exempt hydraulic fracturing operations from restrictions that otherwise would apply to underground injection of fluids or propping agents. The studies and initiatives described above, depending on their degree of pursuit and any meaningful results obtained, could spur efforts to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms.

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

If the Trust were treated as a corporation for U.S. federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely be required to also pay state income tax on its taxable income at the corporate tax rate of such state. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders without first being subjected to taxation at the entity level. Because additional tax would be imposed upon the Trust as a corporation, its cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of the Trust as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Trust unitholders, likely causing a substantial reduction in the value of the Trust units.

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

The Health Care and Education Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects an individual having adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) to an additional “Medicare tax” equal generally to 3.8% of the lesser of such excess or the individual’s net investment income, which appears to include interest income and royalty income derived from investments such as the Trust units as well as any net gain from the disposition of Trust units. Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income and long-term capital gains of individuals is 39.6% and 20%, respectively. Moreover, these rates are subject to change by new legislation at any time.

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

The Trust has adopted and may continue to adopt positions that may not conform to all aspects of existing Treasury Regulations. If the IRS contests the tax positions the Trust takes, the value of the Trust units may be adversely affected, the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gains, losses and deductions may be reallocated among Trust unitholders.

If the IRS contests any of the U.S. federal income tax positions the Trust takes or has taken, the value of the Trust units may be adversely affected because the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gain, loss and deduction may be reallocated among Trust unitholders. For example, the Trust generally prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each quarter based upon the record ownership of the Trust units on the quarterly record date in such quarter, instead of on the basis of the date a particular Trust unit is transferred. Although simplifying conventions are contemplated by the Internal Revenue Code, and most publicly traded partnerships use similar simplifying conventions, the use of these methods may not be permitted under existing Treasury Regulations.

The Trust has not requested a ruling from the IRS with respect to its treatment as a partnership for U.S. federal income tax purposes or any other matter affecting the Trust. The IRS may adopt positions that differ from the conclusions of SandRidge’s counsel or from the positions the Trust takes. It may be necessary to resort to administrative or court proceedings to attempt to sustain some or all of the conclusions of SandRidge’s counsel or the positions the Trust takes. A court may not agree with some or all of the conclusions of SandRidge’s counsel or positions the Trust takes. Any contest with the IRS may materially and adversely impact the market for the Trust units and the price at which they trade. In addition, the Trust’s costs of any contest with the IRS will be borne indirectly by the Trust unitholders because the costs will reduce the Trust’s cash available for distribution.

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

The Trust generally prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units based upon the record ownership of the Trust units on the quarterly record date in such quarter instead of on the basis of the date a particular Trust unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, SandRidge’s counsel is unable to opine as to the validity of this method. If the IRS were to challenge the Trust’s proration method, the Trust may be required to change its allocation of items of income, gain, loss and deduction among the Trust unitholders and the costs to the Trust of implementing and reporting under any such changed method may be significant.

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

The Trust will be considered to have technically terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in its capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same Trust unit within any 12-month period will be counted only once. The Trust’s termination would, among other things, result in the closing of its taxable year for all Trust unitholders, which would result in the Trust filing two tax returns (and the Trust unitholders would receive two Schedules K-1) for one calendar year. However, the IRS announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the short taxable years that result from the technical termination. In the case of a unitholder reporting on a taxable year other than a calendar year ending December 31, the closing of the Trust’s taxable year as a result of any technical termination may also result in more than twelve months of the Trust’s taxable income being includable in his or her taxable income for the year of termination. A technical termination would not affect the Trust’s classification as a partnership for U.S. federal income tax purposes, but instead, the Trust would be treated as a new partnership for tax purposes. If treated as a new partnership, the Trust must make new tax elections and could be subject to penalties if the Trust is unable to determine that a technical termination occurred.

Certain U.S. federal income tax preferences currently available with respect to oil and natural gas production may be eliminated as a result of future legislation.

The Obama administration’s budget proposals in recent years, including the budget proposal for fiscal year 2013, have included provisions eliminating certain key U.S. federal income tax incentives currently available to oil and gas exploration and production activities. If enacted into law, these provisions would eliminate certain tax preferences applicable to taxpayers engaged in the exploration and production of natural resources. These provisions include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for U.S. production activities and (iv) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for or development of, oil and gas within the United States. It is unclear whether any similar provisions will be included in future budget proposals, whether such provisions will actually be enacted or how soon any such provisions would become effective if enacted. The repeal of the percentage depletion allowance for oil and gas properties, including the Royalty Interests that are perpetual, could negatively impact the value of the Trust units as only cost depletion would be available.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information regarding the Trust’s properties is included in Item 1 of this report. Also, refer to Note 9 to the financial statements included in Item 8 of this report.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Common Units of the Trust, Related Unitholder Matters and Issuer Purchases of Common Units.

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

	High	Low	Distributions Per Unit
Calendar Quarter 2012
First Quarter	$25.10	$21.25	$0.553523
Second Quarter	$23.85	$18.10	$0.581742
Third Quarter	$21.63	$19.15	$0.574232
Fourth Quarter	$20.40	$16.16	$0.625203

Calendar Quarter 2011
First Quarter	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A
Third Quarter	$19.36	$16.43	N/A
Fourth Quarter	$22.85	$14.88	$0.722746

On February 22, 2013, there were six record unitholders of the Trust’s common units.

Distributions

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, cash reserves withheld by the Trustee, property tax and Texas franchise tax, on or about 60 days following the completion of each quarter.

Equity Compensation Plans

The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2012.

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

	Year Ended December 31,
	2012	2011
Total revenues	$133,304	$42,630
Distributable income	$122,377	$38,619
Distributable income per unit	$2.330993	$0.735607
Trust units outstanding	52,500	52,500

	As of December 31,
	2012	2011
Total assets	$491,395	$528,525
Trust corpus	$491,395	$528,525

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Trust Operations

Results of the Trust for the Year Ended December 31, 2012 Compared to December 31, 2011

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement and the Trust’s derivative contracts with unaffiliated third parties. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from the Trust’s derivative counterparties. Information regarding the Trust’s revenues, expenses, production and pricing for the years ended December 31, 2012 and 2011, is presented below.

	Year Ended December 31,
	2012(1)	2011(2)
Production data
Oil (MBbl)(3)	1,461	453
Natural gas (MMcf)	390	120
Combined equivalent volumes (MBoe)	1,526	473
Average daily combined equivalent volumes (MBoe/d)	4.2	3.1

Well data
Initial and Trust Development Wells producing—end of year	865	700

Revenues (in thousands)
Royalty income	$126,464	$40,795
Derivative settlements	6,840	1,835

Total revenues	$133,304	$42,630

Expenses (in thousands)
Post-production expenses	$117	$22
Property taxes	571	225
Production taxes	6,008	1,959
Franchise taxes	155	—
Trust administrative expenses	1,528	666
Cash reserves withheld, net of amounts used for current Trust expenses	2,548	1,139

Total expenses	$10,927	$4,011

Distributable income available to unitholders	$122,377	$38,619

Average prices
Oil (per Bbl)(3)	$85.94	$89.13
Natural gas (per Mcf)	$2.30	$3.44
Combined equivalent (per Boe)	$82.87	$86.24

Average prices—including impact of derivative settlements and post-production expenses
Oil (per Bbl)(3)(4)	$90.76	$91.70
Natural gas (per Mcf)	$2.00	$3.25
Combined equivalent (per Boe)	$87.41	$88.65

Expenses (per Boe)
Post-production	$0.08	$0.05
Production taxes	$3.94	$4.14

(1)

Oil and natural gas volumes and related revenues and expenses for the year ended December 31, 2012 (included in SandRidge’s 2012 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2011 to August 31, 2012.

(2)

Oil and natural gas volumes and related revenues and expenses for the year ended December 31, 2011 (included in SandRidge’s 2011 net revenue distribution to the Trust) represent oil and natural gas production from April 1, 2011 to August 31, 2011.

(3)	Includes natural gas liquids.
(4)

Includes impact of derivative settlements attributable to production from April 1, 2011 to August 31, 2011 for the year ended December 31, 2011 and from September 1, 2011 to August 31, 2012 for the year ended December 31, 2012 (including $0.7 million settlement related to September 2011 production received in 2011 and included in the Trust’s February 2012 distribution).

Revenues

Royalty Income. Royalty income received during the year ended December 31, 2012 totaled $126.5 million compared to $40.8 million received during the year ended December 31, 2011. The increase in royalty income is primarily attributable to the Trust’s receipt during the 2012 period of net revenue for production covering a twelve-month period compared to its receipt during the 2011 period of net revenue for production covering a five-month period. Net revenue distributions received from SandRidge by the Trust during the year ended December 31, 2012 included royalty income attributable to production for the twelve-month period from September 1, 2011 to August 31, 2012 of 1,461 MBbls of oil and 390 MMcf of natural gas. The net revenue distribution received from SandRidge by the Trust during the year ended December 31, 2011 included royalty income attributable to production for the five-month period from April 1, 2011 to August 31, 2011 of 453 MBbls of oil and 120 MMcf of natural gas. Additionally, production during 2012 increased from 2011 due to production from Trust Development Wells completed during 2012. At December 31, 2012, there were 865 Initial and Trust Development Wells producing compared to 700 at December 31, 2011. These increases in production were partially offset by a decrease in prices received for oil and natural gas production during the year ended December 31, 2012 compared to 2011. Average prices received for oil and natural gas production, excluding the impact of derivative settlements and post-production expenses, during the year ended December 31, 2012 were $85.94 per Bbl of oil and $2.30 per Mcf of natural gas compared to $89.13 per Bbl of oil and $3.44 per Mcf of natural gas during the year ended December 31, 2011.

Derivative Settlements. The Trust’s derivatives contracts reduce the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through March 31, 2015 through the use of oil fixed price swaps. Net cash settlements received related to the Trust’s derivative contracts during the year ended December 31, 2012 were approximately $6.8 million, and included (i) approximately $2.2 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2011 to August 31, 2012, (ii) approximately $4.1 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2011 to August 31, 2012 and (iii) approximately $0.5 million received from the counterparty to the novated contracts for September 2012 production. Total net derivative settlements received by the Trust for production from September 1, 2011 to August 31, 2012 were $7.0 million, including $0.7 million received in 2011 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $4.82 per Bbl to $90.76 per Bbl. Derivative settlements related to September 2012 production were included in the Trust’s March 2013 quarterly distribution. Net cash settlements received related to the Trust’s derivative contracts during the year ended December 31, 2011 were approximately $1.8 million, and included $1.1 million received related to production attributable to the Royalty Interests from April 1, 2011 to August 31, 2011, which effectively increased the average price received for oil production for the related period by $2.57 per Bbl to $91.70 per Bbl. Net settlements received during 2012 and 2011 were due to lower commodity prices at the time of settlement compared to the contract price of the Trust’s oil fixed price swaps.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the year ended December 31, 2012 totaled approximately $117,000 compared to approximately $22,000 for the year ended December 31, 2011. Expense for the year ended December 31, 2012 is attributable to twelve months of production compared to five months of production for the year ended December 31, 2011.

Property Taxes. Property taxes paid during the year ended December 31, 2012 totaled approximately $0.6 million compared to approximately $0.2 million for the year ended December 31, 2011. The net increase in expense is attributable to several factors including the number of days the Royalty Interests were owned by the Trust during 2012 compared to 2011, changes in the producing reserves associated with the Royalty Interests and changes in commodity prices used to value the associated reserves.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the year ended December 31, 2012 totaled $6.0 million, or $3.94 per Boe, and were approximately 4.8% of royalty income. Production taxes for the year ended December 31, 2011 totaled $2.0 million, or $4.14 per Boe, and were approximately 4.8% of royalty income.

Texas Franchise Tax. The Trust paid its 2011 Texas franchise tax of approximately $0.2 million during the year ended December 31, 2012. The Trust’s estimated 2012 Texas franchise tax liability of approximately $0.4 million will be paid during 2013.

Trust Administrative Expenses. Trust administrative expenses for the year ended December 31, 2012 totaled approximately $1.5 million compared to approximately $0.7 million for the year ended December 31, 2011. Because the Royalty Interests were conveyed to the Trust in August 2011, expense for the year ended December 31, 2011 is attributable to five months of activity compared to twelve months of activity for the year ended December 31, 2012.

Distributable Income

Distributable income for the year ended December 31, 2012 was $122.4 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $2.5 million (approximately $4.8 million withheld from the 2012 cash distributions to unitholders less approximately $2.3 million used to pay Trust expenses during the period). Distributable income for the year ended December 31, 2011 was $38.6 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $1.1 million (approximately $1.8 million withheld from the 2012 cash distributions to unitholders less approximately $0.7 million used to pay Trust expenses during the period).

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at December 31, 2012 or 2011.

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

Trust Distributions to Unitholders. During the years ended December 31, 2012 and 2011, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2012
First Quarter	September 1, 2011 – November 30, 2011	February 2, 2012	February 29, 2012	$29.1
Second Quarter	December 1, 2011 – February 29, 2012	April 30, 2012	May 30, 2012	$30.5
Third Quarter	March 1, 2012 – May 31, 2012	July 26, 2012	August 29, 2012	$30.1
Fourth Quarter	June 1, 2012 – August 31, 2012	November 1, 2012	November 29, 2012	$32.8
Calendar Quarter 2011
First Quarter	N/A	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A	N/A
Third Quarter	N/A	N/A	N/A	N/A
Fourth Quarter	April 1, 2011 – August 31, 2011	October 28, 2011	November 30, 2011	$37.9

On January 31, 2013, the Trust declared a cash distribution of $0.603032 per unit covering production for the three-month period from September 1, 2012 to November 30, 2012 for record holders as of February 14, 2013. The distribution, totaling $31.7 million, is expected to be paid on or about March 1, 2013.

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2012 is provided in the following table:

	Payments Due by Year
	2013	2014	2015	2016	2017	After 2017	Total
	(in thousands)
Administrative services fee	$300.0	$300.0	$300.0	$300.0	$300.0	$3,975.0	$5,475.0
Trustee Administrative fee	150.0	150.0	150.0	150.0	150.0	1,987.5	2,737.5
Collateral agency fee	15.0	15.0	15.0	—	—	—	45.0
Delaware Trustee fee	2.4	2.4	2.4	2.4	2.4	33.6	45.6

Total	$467.4	$467.4	$467.4	$452.4	$452.4	$5,996.1	$8,303.1

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

Basis of Accounting. The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust records revenues when cash is received (rather than when earned) and expenses when paid (rather than when incurred) and may also establish certain cash reserves for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. Amortization of investment in royalty interests, calculated on a unit-of-production basis, and any impairment are charged directly to trust corpus. Distributions to unitholders are recorded when declared. Because the Trust’s financial statements are prepared on a modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements.

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

Impairment of Investment in Royalty Interests. The investment in royalty interests is assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Potential impairments of the investment in royalty interests are determined by comparing the net capitalized costs of investment in royalty interests to undiscounted future net revenues attributable to the Trust’s interest in the proved oil and natural gas reserves of the Underlying Properties. The Trust provides a write-down to the extent that the net capitalized costs exceed the fair value of the Royalty Interests, which is determined using net discounted future cash flows of the oil and natural gas reserves attributable to the Royalty Interests. Different pricing assumptions or discount rates could result in a different calculated impairment. Any such write-down would be charged directly to trust corpus and would not reduce distributable income. No impairments were recorded in 2012 or 2011.

Refer to Note 1 to the financial statements included in Item 8 of this report for the Trust’s significant accounting policies.

Off-balance sheet arrangements

As of December 31, 2012, the Trust had no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The discussion in this section provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement effective August 1, 2011. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparty under certain of its derivative contracts with a third party, and the Trust pays SandRidge any amounts that SandRidge is required to pay its counterparty under such derivative contracts. Substantially concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparty, and is required to pay any amounts owed directly to the counterparty. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and has granted the counterparty a lien on the Royalty Interests. Under the collateral agency agreement, the Trust will pay a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon NYMEX prices. The contracts underlying the derivatives agreement cover a portion of the anticipated future sales volumes of oil production from the Initial Wells as well as a portion of the anticipated future production from the Trust Development Wells through March 31, 2015. See Note 6 to the financial statements contained in Item 8 of this report for notional and price information of the Trust’s open oil derivative contracts at December 31, 2012. The Trust received net settlement proceeds of approximately $6.8 million and $1.8 million related to the derivatives agreement and the Trust’s derivative contracts with a third party during the years ended December 31, 2012 and 2011, respectively.

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

Evaluation of Disclosure Controls and Procedures. The Trustee conducted an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this annual report. Based on this evaluation, Michael Ulrich, as Trust Officer, has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2012 to provide reasonable assurance that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by SandRidge Energy, Inc. (“SandRidge”).

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

Trustee’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. The information required to be furnished pursuant to this item is set forth below and in the “Report of Independent Registered Public Accounting Firm” in Item 8 of this annual report.

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

A registrant’s internal control over financial reporting is a process designed by or under the supervision of, its principal executive officer and principal financial officer, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A registrant’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

During the years ended December 31, 2012 and 2011, the Trustee and the Delaware Trustee received administrative fees from the Trust pursuant to the trust agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of February 22, 2013 by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
SandRidge Energy, Inc. 123 Robert S. Kerr Avenue Oklahoma City, OK 73102	Common units Subordinated units	2,875,000 13,125,000	(1) (1)	7.3 100.0	% %

(1)	All 2,875,000 common units and 13,125,000 subordinated units beneficially owned by SandRidge are held of record by its wholly owned subsidiary, SandRidge Exploration and Production, LLC.

At the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation to the Trust, the subordinated units will automatically convert into common units on a one-for-one basis. The subordinated units constitute 25% of the total number of units outstanding. As of February 22, 2013, SandRidge owned 30.5% of the total Trust units outstanding.

(b) Security Ownership of Management.

Not applicable.

(c) Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13.	Certain Relationships and Related Transactions and Director Independence

In conjunction with the conveyance of the Royalty Interests to the Trust, the Trust entered into the development agreement and the administrative services agreement with SandRidge and/or one of its wholly owned subsidiaries on August 16, 2011, effective April 1, 2011. Additionally, on August 16, 2011, the Trust entered into the derivatives agreement with SandRidge, which was effective August 1, 2011 and the registration rights agreement with SandRidge. On October 24, 2012, pursuant to the registration rights agreement, the Trust and SandRidge filed a registration statement on Form S-3 registering the offering by SandRidge Exploration and Production, LLC of 2,875,000 common units. The registration statement was effective immediately upon filing. The Trust makes certain payments to SandRidge, the Trustee and the Delaware Trustee pursuant to the trust agreement, the administrative services agreement and the derivatives agreement. Descriptions of these agreements are included in the “—Business” section of Part 1, Item 1; in the “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” section of Part II, Item 7; and in Note 6 to the financial statements included in Item 8 of this report. In addition, the description of the initial public offering included in Part 1, Item 1 “—Business” of this report is hereby incorporated by reference.

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

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Trust’s financial statements for 2012 and 2011 and fees billed for other services rendered by PricewaterhouseCoopers LLP.

	2012	2011
Audit fees(1)	$250,000	$225,000
Audit-related fees	—	—
Tax fees	364,753	285,000
All other fees	—	—

Total fees	$614,753	$510,000

(1)	Fees for audit services in 2012 and 2011 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3)	Exhibits

Reference is made to the Exhibit Index.

Report of Independent Registered Public Accounting Firm

To the Unitholders of SandRidge Permian Trust and The Bank of New York Mellon Trust Company, N.A., Trustee:

We have audited the accompanying statements of assets and trust corpus of SandRidge Permian Trust (the “Trust”) as of December 31, 2012 and 2011, and the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2012. We also have audited the Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our audits (which was an integrated audit in 2012).

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 2, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of the Trustee; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of the Trust at December 31, 2012 and 2011, and the distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2012, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Tulsa, Oklahoma

March 1, 2013

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$4,168	$1,815
Investment in royalty interests	549,831	549,831
Less: accumulated amortization	(62,604)	(23,121)

Net investment in royalty interests	487,227	526,710

Total assets	$491,395	$528,525

TRUST CORPUS
Trust corpus, 39,375,000 common units and 13,125,000 subordinated units issued and outstanding at December 31, 2012 and 2011	$491,395	$528,525

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Years Ended December 31,
	2012	2011
Revenues
Royalty income	$126,464	$40,795
Derivative settlements, net	6,840	1,835

Total revenues	133,304	42,630
Expenses
Post-production expenses	117	22
Property taxes	571	225
Production taxes	6,008	1,959
Franchise taxes	155	—
Trust administrative expenses	1,528	666
Cash reserves withheld, net of amounts used for current Trust expenses	2,548	1,139

Total expenses	10,927	4,011

Distributable income available to unitholders	$122,377	$38,619

Distributable income per unit (52,500,000 units issued and outstanding)	$2.330993	$0.735607

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Years Ended December 31,
	2012	2011
Trust corpus, beginning of year	$528,525	$—
Initial Trust funding	—	1
Issuance of Trust units	—	580,635
Conveyance of royalty interests	—	549,831
Consideration paid for conveyance of royalty interests	—	(580,635)
Amortization of investment in royalty interests	(39,483)	(23,121)
Net cash reserves withheld	2,548	1,139
Distributable income	122,377	38,619
Distributions paid or payable to unitholders	(122,572)	(37,944)

Trust corpus, end of year	$491,395	$528,525

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

The Trust was created to acquire and hold Royalty Interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed to the Trust by SandRidge in exchange for Trust common and subordinated units and the proceeds of the Trust’s initial public offering, described further below.

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, including natural gas liquids, and natural gas production attributable to SandRidge’s net revenue interest in 517 oil and natural gas wells developed as of April 1, 2011, including 21 wells awaiting completion at that time (the “Initial Wells”) and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, including natural gas liquids, and natural gas production attributable to SandRidge’s net revenue interest in 888 development wells to be drilled (the “Trust Development Wells”) in an area of mutual interest (“AMI”) beginning on April 1, 2011, the effective date of the conveyance.

As specified in the development agreement executed by the Trust with SandRidge (see Note 6), SandRidge is credited for having drilled one full Trust Development Well if the well is drilled and perforated for completion to the Grayburg/San Andres formation and SandRidge’s net revenue interest in the well is equal to 69.3%. The actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest in each well. At December 31, 2012, these properties consisted of Royalty Interests in (a) the Initial Wells, (b) 437 additional wells (equivalent to approximately 454 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between April 1, 2011 and December 31, 2012, and (c) the equivalent of approximately 434 Trust Development Wells to be drilled within the AMI.

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. The trust agreement generally limits the Trust’s business activities to owning the Royalty Interests and entering into derivative contracts on a limited basis and activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. The Trust is not responsible for any costs related to the drilling of the Trust Development Wells or any other operating or capital costs related to the Underlying Properties.

Initial Public Offering. Through an initial public offering in August 2011, the Trust sold 34,500,000 of its common units to the public for net proceeds, after payment of offering expenses, of approximately $580.6 million. The Trust delivered the net proceeds of the offering, along with 4,875,000 common units and 13,125,000 subordinated units, to certain wholly owned subsidiaries of SandRidge, in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions and as of December 31, 2012, there were 52,500,000 Trust units, consisting of 39,375,000 common and 13,125,000 subordinated units, issued and outstanding. At December 31, 2012, SandRidge owned 2,875,000 Trust common units and 13,125,000 Trust subordinated units. The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions as described below.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

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

Dissolution. The Trust will dissolve and begin to liquidate on March 31, 2031 (the “Termination Date”) and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% of the Royalty Interests will be retained by the Trust at the Termination Date and thereafter sold, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis. SandRidge has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date.

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

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

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

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. The Trust’s derivative arrangements serve to mitigate a portion of the effect of this price volatility. See Note 6 for a discussion of the Trust’s open oil derivative contracts.

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

The investment in royalty interests is assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an assessment is necessary, an impairment would be indicated when the net capitalized costs of investment in royalty interests exceeds undiscounted future net revenues attributable to the Trust’s interest in the proved oil and natural gas reserves of the Underlying Properties. The Trust will provide a write-down to the extent that the net capitalized costs exceed the fair value of the proved oil and natural gas reserves attributable to the Royalty Interests. Any such write-down would be charged directly to trust corpus and would not reduce distributable income. No impairments were recorded in 2012 or 2011.

Derivative Financial Instruments. The Trust entered into derivative contracts to manage risks related to oil price volatility. See Note 6. The Trust uses the cash method to account for derivative instruments, under which it

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

records benefits or obligations from derivative contracts when such benefits are received or obligations are paid. The fair market values and changes in the fair market value of the derivative contracts are not included in the accompanying financial statements as the statements are presented on a modified cash basis. Net cash settlements received related to the Trust’s derivative contracts during the year ended December 31, 2012 were approximately $6.8 million, and included (i) approximately $2.2 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2011 to August 31, 2012, (ii) approximately $4.1 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2011 to August 31, 2012 and (iii) approximately $0.5 million received from the counterparty to the novated contracts for September 2012 production. Net settlements received during 2012 related to September 2012 production were included in the Trust’s March 2013 distribution. The Trust received net settlement proceeds of approximately $1.8 million related to its derivative contracts during the year ended December 31, 2011, including $0.7 million related to September 2011 production that was included in the Trust’s February 2012 distribution. See Note 8 for further discussion of the March 2013 distribution.

Revenue and Expenses. Revenues received by the Trust are net of gathering and post-production expenses and production taxes in order to determine distributable income. The Trust’s distributable income is adjusted for amounts received or paid under its derivative contracts and is reduced by cash reserves withheld by the Trustee and other allowable costs such as general and administrative expenses, property tax and Texas franchise tax, when paid. The Royalty Interests are not burdened by field and lease operating expenses.

Concentration of Risk. The Trust maintains cash balances at one financial institution. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. From time to time, the Trust may have balances in these accounts that exceed the federally insured limit. The Trust does not anticipate any loss associated with balances exceeding the federally insured limit.

The use of hedging transactions involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties to the contracts novated to the Trust by SandRidge have an “investment grade” credit rating. SandRidge, on behalf of the Trust, monitors on an ongoing basis the credit rating of the hedging counterparties. The Trust has a master netting agreement with its derivative contract counterparties, which allows the Trust to net amounts due from and owed to the same counterparty. As a result of the netting provision, the Trust’s maximum amount of loss under the hedging transaction due to credit risk is limited to the net amount due from the counterparties under the derivatives. As of December 31, 2012, the counterparty to the contracts novated to the Trust by SandRidge consisted of one financial institution. The Trust is not required to post additional collateral under the derivative contract.

3. Income Taxes

The Trust is treated for federal and applicable state income tax purposes as a partnership. For U.S. federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership is typically treated in the same manner as it is for U.S. federal income tax purposes. However, the Trust’s activities result in the Trust having nexus in Texas and, therefore, make it subject to the Texas franchise tax. Texas franchise tax is treated as an income tax for financial statement purposes and the Trust will be required to pay Texas franchise tax each year at a maximum effective rate of 0.7% of its gross income apportioned to Texas in the prior year. The Trust records Texas franchise tax when paid. The Trust paid its 2011 Texas franchise tax of approximately $0.2 million during the year ended December 31, 2012. The Trust’s estimated 2012 Texas franchise tax liability of approximately $0.4 million will be paid during 2013.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

4. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, property tax and Texas franchise tax, on or about 60 days following the completion of each quarter. Other than the first distribution, which covered production for the five-month period from April 1, 2011 to August 31, 2011, distributions cover a three-month period. A summary of the Trust’s distributions to unitholders is as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid	Distribution Per Unit
				(in millions)
Calendar Quarter 2012
First Quarter	September 1, 2011 – November 30, 2011	February 2, 2012	February 29, 2012	$29.1	$0.553523
Second Quarter	December 1, 2011 – February 29, 2012	April 30, 2012	May 30, 2012	$30.5	$0.581742
Third Quarter	March 1, 2012 – May 31, 2012	July 26, 2012	August 29, 2012	$30.1	$0.574232
Fourth Quarter	June 1, 2012 – August 31, 2012	November 1, 2012	November 29, 2012	$32.8	$0.625203

Calendar Quarter 2011
First Quarter	N/A	N/A	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A	N/A	N/A
Third Quarter	N/A	N/A	N/A	N/A	N/A
Fourth Quarter	April 1, 2011 – August 31, 2011	October 28, 2011	November 30, 2011	$37.9	$0.722746

On January 31, 2013, the Trust declared a cash distribution covering production for the period from September 1, 2012 to November 30, 2012. See Note 8 for further discussion.

5. Loan Commitment

Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at December 31, 2012 or 2011.

6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year, beginning in 2017. The Trustee’s administrative fees paid during the years ended December 31, 2012 and 2011 totaled approximately $150,000 and $47,500, respectively.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

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

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $295.0 million, subject to adjustment as described below. As SandRidge fulfills its drilling obligation over time, the total amount that may be recovered is proportionately reduced and the Trust Development Wells drilled and perforated for completion are released from the lien. If SandRidge does not fulfill its drilling obligation by March 31, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. As of December 31, 2012, SandRidge had drilled and perforated for completion approximately 454 equivalent Trust Development Wells, and, accordingly, the maximum amount potentially recoverable under the Drilling Support Lien had been reduced to approximately $143.8 million.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge, effective April 1, 2011, that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (discussed below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the years ended December 31, 2012 and 2011, the Trust paid administrative fees to SandRidge equal to $300,000 and $75,000, respectively.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

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

The following tables present, as of December 31, 2012, the notional amount and weighted average fixed price of the open contracts underlying the derivatives agreement and the contracts that have been novated to the Trust. The combined volume in the tables below reflects the total volume of oil derivative contracts for the Trust.

Oil Contracts Underlying the Derivatives Agreement

Contract Period	Notional (MBbl)	Weighted Avg. Fixed Price
January 2013 – December 2013	714	$102.84
January 2014 – December 2014	950	$101.75
January 2015 – March 2015	200	$100.90

Oil Contracts Underlying the Derivatives Agreement and Subsequently Novated to the Trust

Contract Period	Notional (MBbl)	Weighted Avg. Fixed Price
January 2013 – December 2013	575	$102.84
January 2014 – December 2014	461	$101.75
January 2015 – March 2015	104	$100.90

7. Major Customers

For the years ended December 31, 2012 and 2011, sales of production attributable to the Royalty Interests exceeding 10% of the Trust’s total revenues were made to the following oil or natural gas purchaser:

	2012
	Sales	% of Revenue
	(in thousands)
Enterprise Crude Oil LLC	$110,798	87.6%

	2011
	Sales	% of Revenue
	(in thousands)
Enterprise Crude Oil LLC	$35,559	87.2%

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

8. Subsequent Events

On January 31, 2013, the Trust declared a cash distribution of $0.603032 per unit covering production for the three-month period from September 1, 2012 to November 30, 2012 for record unitholders as of February 14, 2013. The distribution is expected to be paid on or about March 1, 2013. Distributable income for September 1, 2012 to November 30, 2012 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$30,605
Derivative settlements, net	3,415

Total revenues	34,020

Expenses
Post-production expenses	22
Production taxes	1,432
Cash reserves withheld by Trustee(1)	907

Total expenses	2,361

Distributable income available to unitholders	$31,659

Distributable income per unit (52,500,000 units issued and outstanding)	$0.603032

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

9. Supplemental Information on Oil and Natural Gas Producing Activities

The following supplemental information includes capitalized costs related to oil and natural gas producing activities; costs incurred in oil and natural gas property acquisition, exploration and development; and the results of operations for oil and natural gas producing activities. Supplemental information is also provided for oil and natural gas production and average sales prices; the estimated quantities of proved oil and natural gas reserves; the standardized measure of discounted future net cash flows associated with proved oil and natural gas reserves; and a summary of the changes in the standardized measure of discounted future net cash flows associated with proved oil and natural gas reserves. This supplemental information was prepared on an accrual basis, which is the basis upon which SandRidge and the Underlying Properties maintain their records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31, 2012
		For the period
	Modified Cash Basis(1)	September 1, 2011 to December 31, 2011	September 1, 2012 to December 31, 2012	Accrual Basis(2)
Production Data (Unaudited)
Oil (MBbls)(3)	1,461.1	(454.8)	490.1	1,496.4
Natural Gas (MMcf)	389.7	(117.0)	128.2	400.9
Combined equivalent volumes (MBoe)	1,526.0	(474.2)	511.4	1,563.2

Royalty Income (in thousands)	$126,464	$(39,642)	$39,324	$126,146
Expenses (in thousands):
Post-production costs	117	(33)	12	96
Property taxes	571	(170)	1,774	2,175
Production taxes	6,008	(1,897)	1,844	5,955

	$119,768	$(37,542)	$35,694	$117,920

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

	Year Ended December 31, 2011
		For the period
	Modified Cash Basis(4)	April 1, 2011 to August 16, 2011	September 1, 2011 to December 31, 2011	Accrual Basis(5)
Production Data (Unaudited)
Oil (MBbls)(3)	453.0	(394.3)	454.8	513.5
Natural Gas (MMcf)	119.9	(105.5)	117.0	131.4
Combined equivalent volumes (MBoe)	473.0	(411.8)	474.2	535.4

Royalty Income (in thousands)	$40,795	$(36,007)	$39,642	$44,430
Expenses (in thousands):
Post-production costs	22	(18)	33	37
Property taxes	225	(202)	170	193
Production taxes	1,959	(1,729)	1,897	2,127

	$38,589	$(34,058)	$37,542	$42,073

(1)

Oil and natural gas volumes attributable to the Royalty Interests and related revenues and expenses included in SandRidge’s 2012 net revenue distributions to the Trust. Represents oil and natural gas production from September 1, 2011 to August 31, 2012.

(2)	Oil and natural gas volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis for the year ended December 31, 2012.
(3)	Includes natural gas liquids.
(4)

Oil and natural gas volumes attributable to the Royalty Interests and related revenues and expenses included in SandRidge’s 2011 net revenue distribution to the Trust. Represents oil and natural gas production from April 1, 2011 to August 31, 2011.

(5)

Oil and natural gas volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from the date of conveyance, August 16, 2011, through December 31, 2011.

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Trust’s capitalized costs consisted of the following (in thousands):

	December 31,
	2012	2011
Investment in royalty interests
Proved(1)	$549,831	$549,831
Unproved	—	—

Total investment in royalty interests	549,831	549,831
Less accumulated amortization	(62,604)	(23,121)

Net investment in royalty interests	$487,227	$526,710

(1)	Royalty Interests conveyed to the Trust by SandRidge consist of interests in proved properties only.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

The conveyance of the Royalty Interests was accounted for as a transfer of properties between entities under common control and recorded by the Trust at SandRidge’s historical cost, which was $549.8 million. The Trust delivered the net proceeds of its initial public offering, or $580.6 million, along with 4,875,000 common units

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

and 13,125,000 subordinated units, to certain wholly owned subsidiaries of SandRidge in exchange for the conveyance of the Royalty Interests to the Trust in August 2011. The Trust is not responsible for any costs incurred to drill the Trust Development Wells. As such, the Trust did not incur any costs in the exploration or development of oil and natural gas properties during the years ended December 31, 2012 or December 31, 2011.

Results of Operations for Oil and Natural Gas Producing Activities (Unaudited)

The Trust’s results of operations from oil and natural gas producing activities for each of the years 2012 and 2011 are shown in the following table (in thousands):

For the Year Ended December 31, 2012
Revenues(1)	$126,146
Expenses(1)(2)
Post-production costs	96
Property taxes	2,175
Production taxes	5,955
Amortization expense(3)	39,483

Income before income taxes	78,437
Income taxes(4)	442

Results of operations for oil and natural gas producing activities (excluding general and administrative costs and derivative settlements of the Trust)	$77,995

For the Year Ended December 31, 2011
Revenues(5)	$44,430
Expenses(2)(5)
Post-production costs	37
Property taxes	193
Production taxes	2,127
Amortization expense(3)	23,121

Income before income taxes	18,952
Income taxes(4)	156

Results of operations for oil and natural gas producing activities (excluding general and administrative costs and derivative settlements of the Trust)	$18,796

(1)

Oil and natural gas revenues and post-production costs attributable to volumes produced from January 1, 2012 to December 31, 2012, regardless of whether proceeds from the sale of production have been remitted to the Trust by SandRidge.

(2)	The Trust does not bear any well operating costs.
(3)	Amortization is recorded by the Trust as volumes are produced and does not reduce distributable income, but rather, is recorded directly to trust corpus.
(4)	Reflect Trust’s effective state income tax rate of 0.35%. The Trust is not required to pay federal income tax.
(5)

Oil and natural gas revenues and post-production costs attributable to volumes produced from August 16, 2011, the date of conveyance, to December 31, 2011, regardless of whether proceeds from the sale of production have been remitted to the Trust by SandRidge.

Oil and Natural Gas Reserve Quantities (Unaudited)

Proved oil and natural gas reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, based on prices used to estimate reserves, from a given date forward from known reservoirs, and under existing

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

economic conditions, operating methods, and government regulation before the time of which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are proved reserves expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively large major expenditure is required for recompletion.

Netherland Sewell, independent oil and natural gas consultants, prepared the estimates of proved reserves of oil and natural gas attributable to the Royalty Interests as of December 31, 2012 and 2011. Netherland Sewell are independent petroleum engineers, geologists, geophysicists and petrophysicists and do not own an interest in the Trust or its properties and are not employed on a contingent basis.

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

The summary below presents changes in the Trust’s estimated reserves during the years ended December 31, 2012 and 2011.

	Oil (MBbls)	Natural Gas (MMcf)(1)
Proved developed and undeveloped reserves
As of December 31, 2010	—	—
Conveyance of Royalty Interests by SandRidge	20,740.4	4,912.1
Revisions of previous estimates	523.5	2,389.8
Extensions and discoveries	—	—
Production(2)	(513.5)	(131.4)

As of December 31, 2011	20,750.4	7,170.5

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

	Oil (MBbls)	Natural Gas Liquids (MBbls)	Natural Gas (MMcf)(1)
Proved developed and undeveloped reserves
As of December 31, 2011(3)	18,038.2	2,712.2	7,170.5
Revisions of previous estimates	(1,442.5)	(675.9)	(1,560.7)
Extensions and discoveries	—	—	—
Production(4)	(1,350.8)	(145.6)	(400.9)

As of December 31, 2012	15,244.9	1,890.7	5,208.9

Proved developed reserves(5)
As of December 31, 2011	7,458.4	851.5	2,243.9
As of December 31, 2012	9,400.1	1,032.1	2,843.4
Proved undeveloped reserves(5)
As of December 31, 2011	10,579.8	1,860.7	4,926.6
As of December 31, 2012	5,844.8	858.6	2,365.5

(1)	Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.
(2)

Volumes produced from August 16, 2011, the date of Royalty Interest conveyance, to December 31, 2011, regardless of whether proceeds from the sale of such production have been remitted to the Trust by SandRidge.

(3)

Natural gas liquids comprised a significant portion of total reserves at December 31, 2012 and were, therefore, reported separately for 2012; however, natural gas liquids did not comprise a significant portion of total reserves for 2011 and were included with oil reserves at December 31, 2011.

(4)	Volumes produced from January 1, 2012 to December 31, 2012 regardless of whether proceeds from the sale of such production have been remitted to the Trust by SandRidge.
(5)	Estimated proved reserves were determined using a 12-month average price for oil and natural gas.

The Trust recognized net reductions to oil, natural gas liquids and natural gas reserves associated with proved properties in the AMI of approximately 2,378.5 MBoe as a result of negative revisions due to well performance and pricing during 2012. Additionally, approximately 3,171.9 MBoe were converted from proved undeveloped reserves to proved developed reserves during 2012 as SandRidge drilled the Trust Development Wells in order to fulfill its drilling obligation.

During 2011, the Trust recognized additions to oil and natural gas reserves associated with proved properties in the AMI of approximately 921.8 MBoe as a result of positive revisions due to well performance.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The assumptions underlying the computation of the standardized measure of discounted cash flows are summarized as follows:

•	the standardized measure includes estimates of proved oil, natural gas liquids and natural gas reserves and projected future production volumes based upon economic conditions;

•

pricing is applied based upon 12-month average market prices at December 31, 2012 and 2011. The calculated weighted average per unit prices for the Trust’s proved reserves and future net revenues were as follows;

	At December 31,
	2012	2011
Oil (per barrel)	$90.49	$88.03
Natural Gas (per Mcf)	$1.98	$2.94

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

•	a discount factor of 10% per year is applied annually to the future net cash flows; and

•	future income tax expenses are computed based upon the estimated effective state income tax rate of 0.35%. The Trust is not required to pay federal income taxes.

The summary below presents the Trust’s future net cash flows relating to proved oil and natural gas reserves based on the standardized measure in ASC Topic 932 (in thousands).

As of December 31, 2012
Future cash inflows from production	$1,462,531
Future production costs(1)	(104,011)
Future income taxes	(5,119)

Undiscounted future net cash flows	1,353,401
10% annual discount	(650,446)

Standardized measure of discounted future net cash flows	$702,955

As of December 31, 2011
Future cash inflows from production	$1,847,669
Future production costs(1)	(133,432)
Future income taxes	(6,467)

Undiscounted future net cash flows	1,707,770
10% annual discount	(764,941)

Standardized measure of discounted future net cash flows	$942,829

(1)	Includes the Trust’s proportionate share of production taxes and post-production costs. The Trust does not bear any development or operational costs related to wells.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

The following table represents the Trust’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

Changes in the Standardized Measure of Discounted Future Net Cash Flows

Associated with Proved Oil and Natural Gas Reserves

Present value as of December 31, 2010	$—
Changes during the year
Conveyance of Royalty Interests by SandRidge	835,383
Revenues less post-production and other costs	(42,072)
Net changes in prices, production and other costs	62,394
Revisions of previous quantity estimates	24,964
Accretion of discount	35,024
Net changes in income taxes	(3,571)
Timing differences and other(1)	30,707

Net change for the year	942,829

Present value as of December 31, 2011	942,829
Revenues less post-production and other costs	(117,920)
Net changes in prices, production and other costs	(38,348)
Revisions of previous quantity estimates	(93,237)
Accretion of discount	84,475
Net changes in income taxes	912
Timing differences and other(1)	(75,756)

Net change for the year	(239,874)

Present value as of December 31, 2012	$702,955

(1)	Changes in timing differences and other are related to revisions in the estimated timing of production and development.

10. Quarterly Financial Results (Unaudited)

The Trust’s operating results for each calendar quarter of 2012 and 2011 are summarized below (in thousands, except per unit data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012	(1)	(2)	(3)	(4)
Royalty income	$29,166	$32,373	$33,193	$31,731
Distributable income available to unitholders	$28,443	$30,316	$31,794	$31,824
Distributable income per unit	$0.541767	$0.577457	$0.605594	$0.606176

2011				(5)
Royalty income	$—	$—	$—	$40,795
Distributable income available to unitholders	$—	$—	$—	$38,619
Distributable income per unit	$—	$—	$—	$0.735607

(1)	Includes proceeds attributable to production from the Royalty Interests from September 1, 2011 to November 30, 2011.
(2)	Includes proceeds attributable to production from the Royalty Interests from December 1, 2011 to February 29, 2012.
(3)	Includes proceeds attributable to production from the Royalty Interests from March 1, 2012 to May 31, 2012.
(4)	Includes proceeds attributable to production from the Royalty Interests from June 1, 2012 to August 31, 2012.
(5)	Includes proceeds attributable to production from the Royalty Interests from April 1, 2011 to August 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDRIDGE PERMIAN TRUST

By	The Bank of New York Mellon
Trust Company, N.A., Trustee

By	/s/ Michael J. Ulrich
Michael J. Ulrich Vice President

March 1, 2013

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Trust of SandRidge Permian Trust	S-1	333-174492	3.1	05/25/2011

3.2	Trust Agreement of SandRidge Permian Trust, dated May 12, 2011	S-1	333-174492	4.1	05/25/2011

3.3	Amended and Restated Trust Agreement, dated as of August 16, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35274	4.1	08/19/2011

3.4	Amendment No. 1 to Amended and Restated Trust Agreement, dated June 18, 2012, by The Bank of New York Mellon Trust Company, N.A.	10-Q	001-35274	3.3	08/13/2012

10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.3	08/19/2011

10.2	Perpetual Overriding Royalty Interest Conveyance (Development), by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.4	08/19/2011

10.3	Assignment of Overriding Royalty Interest, by and between Mistmada Oil Company and SandRidge Permian Trust	8-K	001-35274	10.5	08/19/2011

10.4	Term Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35274	10.1	08/19/2011

10.5	Term Overriding Royalty Interest Conveyance (Development), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35274	10.2	08/19/2011

10.6	Administrative Services Agreement, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.6	08/19/2011

10.7	Development Agreement, by and between SandRidge Energy, Inc., SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.7	08/19/2011

10.8	Deed of Trust, dated as of August 16, 2011, by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.9	08/19/2011

10.9	Derivatives Agreement, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.8	08/19/2011

10.10	Registration Rights Agreement, dated as of August 16, 2011, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.10	08/19/2011

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.11	Novation Agreement dated April 12, 2012 by and among SandRidge Permian Trust, SandRidge Energy, Inc., and Morgan Stanley Capital Group Inc.	8-K	001-35274	10.1	04/13/12

10.12	Deed of Trust and Security Agreement from SandRidge Permian Trust, as Mortgagor, to Martha Wach, as Trustee, for the benefit of Wilmington Trust, National Association, as Collateral Agent, as Mortgagee, dated as of August 19, 2011	10-Q	001-35274	10.2	05/14/12

23.1	Consent of Netherland, Sewell & Associates, Inc.					*

31.1	Section 302 Certification					*

32.1	Section 906 Certification					*

99.1	Report of Netherland, Sewell & Associates, Inc.					*