Form 10-K/A
period 2012-12-31
SandRidge Permian Trust
filed 2013-03-15
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of SandRidge Permian Trust (the “Trust”) amends the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 that was filed with the Securities and Exchange Commission on March 1, 2013 (the “Original Form 10-K”). This Amendment No. 1 does not reflect a change in the Trust’s results of operations or financial position as reported in the Original Form 10-K. This Amendment No. 1 is being filed solely for the purpose of including the consents of the Trust’s independent petroleum engineers and geologists and independent registered public accounting firm in regards to a registration statement as Exhibits 23.2 and 23.3, respectively, which were inadvertently omitted from the initial filing of the Original Form 10-K. This Amendment No. 1 does not reflect events occurring after the periods indicated in the Original Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above and a technical correction due to rounding in Footnote 9. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Item 15, as amended, is repeated in this Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, amended Item 15, the signature page, the amended exhibit index, the consents filed as Exhibits 23.2 and 23.3 under amended Item 15 and Exhibits 31.2 and 32.2.

i

SANDRIDGE PERMIAN TRUST

2012 ANNUAL REPORT ON FORM 10-K

Item		Page
	PART IV

15.	Exhibits and Financial Statement Schedules	1

ii

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3)	Exhibits

Reference is made to the Exhibit Index.

1

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

Oil Contracts Underlying the Derivatives Agreement

	Notional (MBbl)	Weighted Avg. Fixed Price
Contract Period
January 2013 — December 2013	714	$102.84
January 2014 — December 2014	950	$101.75
January 2015 — March 2015	200	$100.90

Oil Contracts Underlying the Derivatives Agreement and Subsequently Novated to the Trust

	Notional (MBbl)	Weighted Avg. Fixed Price
Contract Period
January 2013 — December 2013	575	$102.84
January 2014 — December 2014	461	$101.75
January 2015 — March 2015	104	$100.90

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

Oil and Natural Gas Reserve Quantities (Unaudited)

Proved oil and natural gas reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, based on prices used to estimate reserves, from a given date forward from known reservoirs, and under existing economic conditions, operating methods, and government regulation before the time of which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are proved reserves expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively large major expenditure is required for recompletion.

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

The summary below presents changes in the Trust’s estimated reserves during the years ended December 31, 2012 and 2011.

	Oil (MBbls)	Natural Gas (MMcf)(1)
Proved developed and undeveloped reserves
As of December 31, 2010	—	—
Conveyance of Royalty Interests by SandRidge	20,740.4	4,912.1
Revisions of previous estimates	523.5	2,389.8
Extensions and discoveries	—	—
Production(2)	(513.5)	(131.4)

As of December 31, 2011	20,750.4	7,170.5

	Oil (MBbls)	Natural Gas Liquids (MBbls)	Natural Gas (MMcf)(1)
Proved developed and undeveloped reserves
As of December 31, 2011(3)	18,038.2	2,712.2	7,170.5
Revisions of previous estimates	(1,442.5)	(675.9)	(1,560.7)
Extensions and discoveries	—	—	—
Production(4)	(1,350.8)	(145.6)	(400.9)

As of December 31, 2012	15,245.0	1,890.7	5,208.9

Proved developed reserves(5)
As of December 31, 2011	7,458.4	851.5	2,243.9
As of December 31, 2012	9,400.2	1,032.1	2,843.5
Proved undeveloped reserves(5)
As of December 31, 2011	10,579.8	1,860.7	4,926.6
As of December 31, 2012	5,844.8	858.6	2,365.5

(1)	Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.
(2)	Volumes produced from August 16, 2011, the date of Royalty Interest conveyance, to December 31, 2011, regardless of whether proceeds from the sale of such production have been remitted to the Trust by SandRidge.
(3)	Natural gas liquids comprised a significant portion of total reserves at December 31, 2012 and were, therefore, reported separately for 2012; however, natural gas liquids did not comprise a significant portion of total reserves for 2011 and were included with oil reserves at December 31, 2011.
(4)	Volumes produced from January 1, 2012 to December 31, 2012 regardless of whether proceeds from the sale of such production have been remitted to the Trust by SandRidge
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

March 15, 2013

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Trust of SandRidge Permian Trust	S-1	333-174492	3.1	05/25/2011

3.2	Trust Agreement of SandRidge Permian Trust, dated May 12, 2011	S-1	333-174492	4.1	05/25/2011

3.3	Amended and Restated Trust Agreement, dated as of August 16, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35274	4.1	08/19/2011

3.4	Amendment No. 1 to Amended and Restated Trust Agreement, dated June 18, 2012, by The Bank of New York Mellon Trust Company, N.A.	10-Q	001-35274	3.3	08/13/2012

10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.3	08/19/2011

10.2	Perpetual Overriding Royalty Interest Conveyance (Development), by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.4	08/19/2011

10.3	Assignment of Overriding Royalty Interest, by and between Mistmada Oil Company and SandRidge Permian Trust	8-K	001-35274	10.5	08/19/2011

10.4	Term Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35274	10.1	08/19/2011

10.5	Term Overriding Royalty Interest Conveyance (Development), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35274	10.2	08/19/2011

10.6	Administrative Services Agreement, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.6	08/19/2011

10.7	Development Agreement, by and between SandRidge Energy, Inc., SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.7	08/19/2011

10.8	Deed of Trust, dated as of August 16, 2011, by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.9	08/19/2011

10.9	Derivatives Agreement, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.8	08/19/2011

10.10	Registration Rights Agreement, dated as of August 16, 2011, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.10	08/19/2011

10.11	Novation Agreement dated April 12, 2012 by and among SandRidge Permian Trust, SandRidge Energy, Inc., and Morgan Stanley Capital Group Inc.	8-K	001-35274	10.1	04/13/12

10.12	Deed of Trust and Security Agreement from SandRidge Permian Trust, as Mortgagor, to Martha Wach, as Trustee, for the benefit of Wilmington Trust, National Association, as Collateral Agent, as Mortgagee, dated as of August 19, 2011	10-Q	001-35274	10.2	05/14/12

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

23.1	Consent of Netherland, Sewell & Associates, Inc.	10-K	001-35274	23.1	03/01/2013

23.2	Consent of Netherland, Sewell & Associates, Inc.					*

23.3	Consent of PricewaterhouseCoopers LLP					*

31.1	Section 302 Certification	10-K	001-35274	31.1	03/01/2013

31.2	Section 302 Certification					*

32.1	Section 906 Certification	10-K	001-35274	32.1	03/01/2013

32.2	Section 906 Certification					*

99.1	Report of Netherland, Sewell & Associates, Inc.	10-K	001-35274	99.1	03/01/2013