Form 10-Q
period 2013-09-30
SandRidge Permian Trust
filed 2013-11-08
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, 39,375,000 Common Units and 13,125,000 Subordinated Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended September 30, 2013

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$4,588	$4,168

Investment in royalty interests	549,831	549,831
Less: accumulated amortization	(97,841)	(62,604)
Net investment in royalty interests	451,990	487,227

Total assets	$456,578	$491,395

TRUST CORPUS

Trust corpus, 39,375,000 common units and 13,125,000 subordinated units issued and outstanding at September 30, 2013 and December 31, 2012	$456,578	$491,395

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues
Royalty income	$30,433	$33,193	$85,422	$94,733
Derivative settlements, net	3,106	1,852	9,555	3,746

Total revenues	33,539	35,045	94,977	98,479
Expenses
Post-production expenses	31	24	82	90
Property taxes	—	—	1,767	162
Production taxes	1,430	1,573	4,003	4,516
Franchise taxes	—	—	442	155
Trust administrative expenses	310	291	1,099	1,193
Cash reserves withheld for current Trust expenses, net of amounts used	1,050	1,363	362	1,810
Total expenses	2,821	3,251	7,755	7,926

Distributable income available to unitholders	30,718	31,794	87,222	90,553
Distributable income per common unit (39,375,000 units issued and outstanding)	$0.585	$0.606	$1.706	$1.725
Distributable income per subordinated unit (13,125,000 units issued and outstanding)	$0.585	$0.606	$1.526	$1.725

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)

Trust corpus, beginning of period	$491,395	$528,525
Amortization of investment in royalty interests	(35,237)	(29,362)
Net cash reserves withheld	362	1,810
Distributable income	87,222	90,553
Distributions paid or payable to unitholders	(87,164)	(89,749)
Trust corpus, end of period	$456,578	$501,777

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in August 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust common units and 13,125,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At September 30, 2013, SandRidge owned 1,825,000 Trust common units and 13,125,000 Trust subordinated units.

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

As specified in the development agreement executed by the Trust with SandRidge (see Note 5), SandRidge is credited for having drilled one full Trust Development Well if the well is drilled and perforated for completion to the Grayburg/San Andres formation and SandRidge’s net revenue interest in the well is equal to 69.3%. The actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest in each well. At September 30, 2013, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 618 additional wells (equivalent to approximately 637 Trust Development Wells under the development agreement as described in Note 5) that were drilled and perforated for completion between April 1, 2011 and September 30, 2013, and (c) the equivalent of approximately 251 Trust Development Wells to be drilled within the AMI.

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

The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions. The subordinated units, all of which are held by SandRidge, constitute 25% of the Trust units issued and outstanding. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). At the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the Trust Development Wells, the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions will terminate. Distributions made to common units in respect of subsequent periods will no longer have the protection of the Subordination Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

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

Significant Accounting Policies. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, which may require such entities to accrue or defer revenues and expenses in a period other than when such revenues are received or expenses are paid. Because the Trust’s financial statements are prepared on the modified cash basis as described above, most accounting pronouncements are not applicable to the Trust’s financial statements.

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

Distributable Income Per Common and Subordinated Unit. The Trust calculates distributable income per common and subordinated unit using the two-class method. In accordance with this method, undistributed earnings in the accompanying unaudited statements of distributable income have been allocated to the common and subordinated units based upon the subordinated units’ contractual participation rights as if all of the distributable income for the periods presented had been distributed. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statement of distributable income may differ from declared distribution amounts per unit due to the timing of the Trust’s receipt or payment of settlements on the novated derivative contracts. See discussion of the Trust’s derivative contracts at Note 5.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, property tax and Texas franchise tax, on or about 60 days following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in November 2013. A summary of the Trust’s distributions to unitholders during the nine-month period ended September 30, 2013 and the year ended December 31, 2012 is as follows:

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)

Calendar Quarter 2013

First Quarter	September 1, 2012 – November 30, 2012	January 31, 2013	March 1, 2013	$31.7	$0.603	$0.603

Second Quarter	December 1, 2012 – February 28, 2013	April 25, 2013	May 30, 2013	$24.8	$0.512	$0.353

Third Quarter	March 1, 2013 – May 31, 2013	July 25, 2013	August 29, 2013	$30.7	$0.585	$0.585

Calendar Quarter 2012

First Quarter	September 1,2011 – November 30, 2011	February 2, 2012	February 29, 2012	$29.1	$0.554	$0.554

Second Quarter	December 1, 2011 – February 29, 2012	April 30, 2012	May 30, 2012	$30.5	$0.582	$0.582

Third Quarter	March 1, 2012 – May 31, 2012	July 26, 2012	August 29, 2012	$30.1	$0.574	$0.574

Fourth Quarter	June 1, 2012 – August 31, 2012	November 1, 2012	November 29, 2012	$32.8	$0.625	$0.625

4. Loan Commitment

Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at September 30, 2013 or December 31, 2012.

5. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. The Trustee’s administrative fees paid during each of the three-month periods ended September 30, 2013 and 2012, totaled approximately $38,000. The Trustee’s administrative fees paid during each of the nine-month periods ended September 30, 2013 and 2012, totaled approximately $113,000.

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

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $295.0 million, subject to adjustment as described below. As SandRidge fulfills its drilling obligation over time, the total amount that may be recovered is proportionately reduced and the Trust Development Wells drilled and perforated for completion are released from the lien. If SandRidge does not fulfill its drilling obligation by March 31, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. As of September 30, 2013, SandRidge had drilled and perforated for completion approximately 637 equivalent Trust Development Wells, and, accordingly, the maximum amount potentially recoverable under the Drilling Support Lien had been reduced to approximately $83.2 million.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. The Trust paid administrative fees to SandRidge equal to $75,000 during each of the three-month periods ended September 30, 2013 and 2012, respectively, and equal to $225,000 during each of the nine-month periods ended September 30, 2013 and 2012, respectively.

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

The following tables present, as of September 30, 2013, the notional amount and weighted average fixed price of the open contracts underlying the derivatives agreement and the contracts that have been novated to the Trust. The combined volume in the tables below reflects the total volume of oil derivative contracts for the Trust.

Oil Contracts Underlying the Derivatives Agreement

	Notional (MBbl)	Weighted Avg. Fixed Price
October 2013 — December 2013	135	$102.84
January 2014 — December 2014	767	$101.75
January 2015 — March 2015	163	$100.90

Oil Contracts Underlying the Derivatives Agreement and Novated to the Trust

	Notional (MBbl)	Weighted Avg. Fixed Price
October 2013 — December 2013	189	$102.84
January 2014 — December 2014	644	$101.75
January 2015 — March 2015	141	$100.90

6. Subsequent Events

Distribution to Unitholders. On October 24, 2013, the Trust declared a cash distribution of $0.652 per unit covering production for the three-month period from June 1, 2013 to August 31, 2013 for record holders as of November 14, 2013. The distribution will be paid on or about November 29, 2013. Distributable income for June 1, 2013 to August 31, 2013 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$36,833
Derivative settlements, net	155
Total revenues	36,988
Expenses
Post-production expenses	33
Production taxes	1,732
Cash reserves withheld by Trustee (1)	1,000
Total expenses	2,765
Distributable income available to unitholders	$34,223
Distributable income per unit (52,500,000 units issued and outstanding)	$0.652

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

Properties. As of September 30, 2013, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 618 additional wells (equivalent to approximately 637 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between April 1, 2011 and September 30, 2013, and (c) the equivalent of approximately 251 Trust Development Wells to be drilled within an AMI consisting of approximately 16,700 gross acres (15,400 net acres) in Andrews County, Texas.

SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells on or before March 31, 2016. SandRidge is not permitted to drill and complete any well within the AMI for its own account, subject to certain exceptions, until it has satisfied the drilling obligation to the Trust. SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties, the balance of which is reduced as SandRidge fulfills its drilling obligation under the development agreement. At September 30, 2013, the amount potentially recoverable under the lien was approximately $83.2 million.

The Trust is not responsible for any costs related to the drilling of the Trust Development Wells or any other operating or capital costs related to the Underlying Properties. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled as of September 30, 2013 and December 31, 2012.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
September 30, 2013	517	637	251	1,405
December 31, 2012	517	454	434	1,405

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

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)

2013
Third quarter (3)	$0.56	$0.84
Fourth quarter	0.58	0.87

2014
First quarter	0.61	0.91
Second quarter	0.63	0.95
Third quarter	0.65	0.98
Fourth quarter	0.66	0.98

2015
First quarter	0.64	0.96
Second quarter	0.61	0.92
Third quarter	0.56	0.85
Fourth quarter	0.54	0.81

2016
First quarter	0.53	0.80
Second quarter	0.52	0.78
Third quarter	0.51	0.77
Fourth quarter	0.50	0.75

2017
First quarter	0.49	0.74

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

(3)         A distribution of $0.652 per unit was declared on October 24, 2013 and is expected to be paid on or about November  29, 2013. See Note 6 to the financial statements contained in Item 1 of this report for further discussion.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement and the Trust’s derivative contracts with unaffiliated third parties. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from the Trust’s derivative counterparty. Information regarding the Trust’s production, pricing and costs for the three and nine-month periods ended September 30, 2013 and 2012 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(1)	2012(2)	2013(3)	2012(4)
Production Data
Oil (MBbls)(5)	357	369	1,056	1,058
Natural gas (MMcf)	90	104	279	280
Combined equivalent volumes (MBoe)	372	386	1,103	1,105
Average daily combined equivalent volumes (MBoe/d)	4.0	4.2	4.0	4.0

Well Data
Initial and Trust Development Wells producing - average	917	744	881	683

Revenues (in thousands)
Royalty income	$30,433	$33,193	$85,422	$94,733
Derivative settlements	3,106	1,852	9,555	3,746
Total revenue	$33,539	$35,045	$94,977	$98,479

Expenses (in thousands)
Post-production expenses	$31	$24	$82	$90
Property taxes	—	—	1,767	162
Production taxes	1,430	1,573	4,003	4,516
Franchise taxes	—	—	442	155
Trust administrative expenses	310	291	1,099	1,193
Cash reserves withheld for current Trust expenses, net of amounts used	1,050	1,363	362	1,810
Total expenses	$2,821	$3,251	$7,755	$7,926
Distributable income available to unitholders	$30,718	$31,794	$87,222	$90,553

Average Prices
Oil (per Bbl)(5)	$84.58	$89.44	$80.14	$88.90
Natural gas (per Mcf)	$3.08	$1.73	$2.80	$2.33
Combined equivalent (per Boe)	$81.91	$85.91	$77.47	$85.74

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)(6)	$93.26	$90.00	$89.12	$91.68
Natural gas (per Mcf)	$2.74	$1.49	$2.51	$2.01
Combined equivalent (per Boe)	$90.15	$86.37	$85.99	$88.32

Expenses (per Boe)
Post-production	$0.08	$0.06	$0.07	$0.08
Production taxes	$3.85	$4.07	$3.63	$4.09

(1)         Oil and natural gas volumes and related revenues and expenses for the three-month period ended September 30, 2013 (included in SandRidge’s August 2013 net revenue distribution to the Trust) represent oil and natural gas production from March 1, 2013 to May 31, 2013.

(2)         Oil and natural gas volumes and related revenues and expenses for the three-month period ended September 30, 2012 (included in SandRidge’s August 2012 net revenue distribution to the Trust) represent oil and natural gas production from March 1, 2012 to May 31, 2012.

(3)         Oil and natural gas volumes and related revenues and expenses for the nine-month period ended September 30, 2013 (included in SandRidge’s March 2013, May 2013 and August 2013 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2012 to May 31, 2013.

(4)         Oil and natural gas volumes and related revenues and expenses for the nine-month period ended September 30, 2012 (included in SandRidge’s February 2012, May 2012 and August 2012 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2011 to May 31, 2012.

(5)         Includes natural gas liquids.

(6)         Includes impact of derivative settlements attributable to production from March 1, 2013 to May 31, 2013 for the three-month period ended September 30, 2013 and from March 1, 2012 to May 31, 2012 for the three-month period ended September 30, 2012. Includes impact of derivative settlements attributable to production from September 1, 2012 to May 31, 2013 for the nine-month period ended September 30, 2013 and from September 1, 2011 to May 31, 2012 for the nine-month period ended September 30, 2012.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues

Royalty Income. Royalty income received during the three-month period ended September 30, 2013 totaled $30.4 million compared to $33.2 million received during the three-month period ended September 30, 2012. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The decrease in royalty income was primarily attributable to a decrease in the average price received for oil production, excluding the impact of derivative settlements and post-production expenses, to $84.58 per Bbl during the three-month period ended September 30, 2013 from $89.44 per Bbl during the same period in 2012.  Also contributing to the decrease in royalty income was a decrease in equivalent volumes produced as production from Trust Development Wells completed and brought on production during the second half of 2012 and the first half of 2013 was more than offset by natural declines in production from the Initial Wells and older Trust Development Wells. The net revenue distribution from SandRidge received by the Trust during the three-month period ended September 30, 2013 included royalty income attributable to production for the three-month period from March 1, 2013 to May 31, 2013 of 357 MBbls of oil and 90 MMcf of natural gas, or 372 MBoe of combined production. The net revenue distribution from SandRidge received by the Trust during the three-month period ended September 30, 2012 included royalty income attributable to production for the three-month period from March 1, 2012 to May 31, 2012 of 369 MBbls of oil and 104 MMcf of natural gas, or 386 MBoe of combined production. The decreases in the average price received for oil production and total production were slightly offset by an increase in the average price received for natural gas production, excluding the impact of derivative settlements and post-production expenses, to $3.08 per Mcf during the three-month period ended September 30, 2013 from $1.73 per Mcf during the same period in 2012.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through March 31, 2015 by the use of oil fixed price swaps. Net cash settlements received related to the Trust’s derivatives during the three-month period ended September 30, 2013 were approximately $3.1 million, and included (i) approximately $1.1 million received related to the conveyed contracts for production attributable to the Royalty Interests from March 1, 2013 to May 31, (ii) approximately $1.4 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from April 1, 2013 to May 31, 2013 and (iii) approximately $0.6 million received from the counterparty to the novated contracts for June 2013 production. Total net derivative settlements received by the Trust for production from March 1, 2013 to May 31, 2013 were $3.1 million, including $0.6 million received in May 2013 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $8.68 per Bbl to $93.26 per Bbl. Derivative settlements received during the three-month period ended September 30, 2013 related to June 2013 production will be included in the Trust’s November 2013 quarterly distribution. Net cash settlements received related to the Trust’s derivatives during the three-month period ended September 30, 2012 were approximately $1.9 million, and included net settlements received of approximately $0.4 million related to production from March 1, 2012 to May 31, 2012 and net settlements received of approximately $1.5 million related to June 2012 production. Total net derivative settlements received by the Trust for production from March 1, 2012 to May 31, 2012, including $0.2 million paid in April 2012, were $0.2 million, which effectively increased the average price received for oil production for the related period by $0.56 per Bbl to $90.00 per Bbl. Net cash settlements received were comprised of gains on oil fixed price swaps due to lower average commodity prices at the time of settlement compared to contract prices.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the three-month period ended September 30, 2013 totaled approximately $31,000 compared to approximately $24,000 for the three-month period ended September 30, 2012.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2013 totaled approximately $1.4 million, or $3.85 per Boe, and were approximately 4.7% of royalty income. Production taxes for the three-month period ended September 30, 2012 totaled approximately $1.6 million, or $4.07 per Boe, and were approximately 4.7% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses totaled approximately $0.3 million for each of the three-month periods ended September 30, 2013 and 2012.

Distributable Income

Distributable income for the three-month period ended September 30, 2013 was $30.7 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $1.1 million (approximately $1.4 million withheld from the August 2013 cash distribution to unitholders partially offset by approximately $0.3 million used to pay Trust expenses during the period). Distributable income for the three-month period ended September 30, 2012 was $31.8 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $1.4 million (approximately $1.7 million withheld from the August 2012 cash distribution to unitholders less approximately $0.3 million used to pay Trust expenses during the period).

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues

Royalty Income. Royalty income received during the nine-month period ended September 30, 2013 totaled $85.4 million compared to $94.7 million received during the nine-month period ended September 30, 2012. The decrease in royalty income was primarily attributable to a decrease in the average price received for oil production, excluding the impact of derivative settlements and post-production expenses, to $80.14 per Bbl during the nine-month period ended September 30, 2013 from $88.90 per Bbl during the same period in 2012. The net revenue distributions from SandRidge received by the Trust during the nine-month period ended September 30, 2013 included royalty income attributable to production for the nine-month period from September 1, 2012 to May 31, 2013 of 1,056 MBbls of oil and 279 MMcf of natural gas, or 1,103 MBoe of combined production. The net revenue distributions from SandRidge received by the Trust during the nine-month period ended September 30, 2012 included royalty income attributable to production for the nine-month period from September 1, 2011 to May 31, 2012 of 1,058 MBbls of oil and 280 MMcf of natural gas, or 1,105 MBoe of combined production.

Derivative Settlements. Net cash settlements received related to the Trust’s derivatives during the nine-month period ended September 30, 2013 were approximately $9.6 million, and included (i) approximately $3.8 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2012 to May 31, 2013, (ii) approximately $5.2 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2012 to May 31, 2013 and (iii) approximately $0.6 million received from the counterparty to the novated contracts for June 2013 production. Total net derivative settlements received by the Trust for production from September 1, 2012 to May 31, 2013 were $9.5 million, including $0.5 million received in November 2012 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $8.98 per Bbl to $89.12 per Bbl. Net cash settlements received related to the Trust’s derivatives during the nine-month period ended September 30, 2012 were approximately $3.7 million and included net settlements received of approximately $2.2 million related to production from September 1, 2011 to May 31, 2012 and net settlements paid of approximately $1.5 million related to June 2012 production. Total net derivative settlements received by the Trust for production from September 1, 2011 to May 31, 2012 were $2.9 million, including $0.7 million received in 2011, and effectively increased the average price received for oil production for the related period by $2.78 per Bbl to $91.68 per Bbl. Net cash settlements received were comprised of gains on oil fixed price swaps due to lower average commodity prices at the time of settlement compared to contract prices.

Expenses

Post-Production Expenses. Post-production expenses for the nine-month period ended September 30, 2013 totaled approximately $82,000 compared to approximately $90,000 for the nine-month period ended September 30, 2012.

Property Taxes. Property taxes paid during the nine-month period ended September 30, 2013 totaled approximately $1.8 million compared to approximately $0.2 million for the nine-month period ended September 30, 2012. The total payments made related to 2012 property taxes were $2.2 million ($0.4 million paid in October 2012 and $1.8 million in paid in January 2013) compared to $0.4 million in payments made related to 2011 property taxes ($0.2 million paid in November 2011 and $0.2 million paid in February 2012). The net increase in expense is attributable to several factors including the number of days the Royalty Interests were owned by the Trust during 2012 compared to 2011, changes in the producing reserves associated with the Royalty Interests and changes in commodity prices used to value the associated reserves.

Production Taxes. Production taxes for the nine-month period ended September 30, 2013 totaled approximately $4.0 million, or $3.63 per Boe, and were approximately 4.7% of royalty income. Production taxes for the nine-month period ended September 30, 2012 totaled approximately $4.5 million, or $4.09 per Boe, and were approximately 4.8% of royalty income.

Texas Franchise Tax. The Trust paid its Texas franchise tax for the period ended December 31, 2012 of approximately $0.4 million, or approximately 0.4% of 2012 royalty income, during the nine-month period ended September 30, 2013. The Trust paid its

Texas franchise tax for the period ended December 31, 2011 of approximately $0.2 million, or approximately 0.4% of 2011 royalty income, during the nine-month period ended September 30, 2012.

Trust Administrative Expenses. Trust administrative expenses for the nine-month period ended September 30, 2013 totaled approximately $1.1 million compared to approximately $1.2 million for the nine-month period ended September 30, 2012.

Distributable Income.

Distributable income for the nine-month period ended September 30, 2013 was $87.2 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.4 million (approximately $3.7 million withheld from the March 2013, May 2013 and August 2013 cash distributions to unitholders partially offset by approximately $3.3 million used to pay Trust expenses during the period). Distributable income for the nine-month period ended September 30, 2012 was $90.6 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $1.8 million (approximately $3.3 million withheld from the February 2012, May 2012 and August 2013 cash distributions to unitholders less approximately $1.5 million used to pay Trust expenses during the period).

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests for the quarter, over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions previously described. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at September 30, 2013 or December 31, 2012.

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

2013 Trust Distributions to Unitholders. During the nine months ended September 30, 2013, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)

Calendar Quarter 2013

First Quarter	September 1, 2012 – November 30, 2012	January 31, 2013	March 1, 2013	$31.7

Second Quarter	December 1, 2012 – February 28, 2013	April 25, 2013	May 30, 2013	$24.8

Third Quarter	March 1, 2013 – May 31, 2013	July 25, 2013	August 29, 2013	$30.7

Future Trust Distributions to Unitholders. On October 24, 2013, the Trust declared a cash distribution of $0.652 per unit covering production for the three-month period from June 1, 2013 to August 31, 2013 for record unitholders as of November 14, 2013.

The distribution will be paid on or about November 29, 2013 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$36,833
Derivative settlements, net	155
Total revenues	36,988
Expenses
Post-production expenses	33
Production taxes	1,732
Cash reserves withheld by Trustee(1)	1,000
Total expenses	2,765
Distributable income available to unitholders	$34,223
Distributable income per unit (52,500,000 units issued and outstanding)	$0.652

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, certain benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparty under certain of its derivative contracts with a third party, and the Trust pays SandRidge any amounts that SandRidge is required to pay its counterparty under such derivative contracts. Substantially concurrent with the execution of the derivatives agreement and again in April 2012 and March 2013, SandRidge novated certain additional portions of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparty, and is required to pay any amounts owed directly to the counterparty. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and has granted the counterparty a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon New York Mercantile Exchange prices. The contracts underlying the derivatives agreement cover a portion of the anticipated future sales volumes of oil production from the Initial Wells as well as a portion of the anticipated future oil production from the Trust Development Wells through March 31, 2015. Except in limited circumstances involving the novation of an existing hedge, the Trust does not have the ability to enter into additional hedges. See Note 5 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil derivative contracts. The Trust received net settlement proceeds of approximately $9.6 million and $3.7 million related to the derivatives agreement and the Trust’s derivative contracts with counterparties during the nine-month periods ended September 30, 2013 and 2012, respectively.

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

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. No material change to such risk factors has occurred during the nine-month period ended September 30, 2013.

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

Date: November 8, 2013

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