Form 10-K
period 2013-12-31
SandRidge Permian Trust
filed 2014-02-28
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of Common Units of Beneficial Interest of the Trust held by non-affiliates on June 28, 2013 (the last business day of its most recently completed second quarter) was approximately $543.1 million based on the closing price as quoted on the New York Stock Exchange.  As of February 21, 2014, 39,375,000 Common Units and 13,125,000 Subordinated Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

SANDRIDGE PERMIAN TRUST

2013 ANNUAL REPORT ON FORM 10-K

All references to “we,” “us,” “our,” or the “Trust” refer to SandRidge Permian Trust. References to “SandRidge” refer to SandRidge Energy, Inc., and where the context requires, its subsidiaries. The royalty interests conveyed by SandRidge from its interests in certain properties in the Permian Basin in Andrews County, Texas and held by the Trust are referred to as the “Royalty Interests.” This report includes terms commonly used in the oil and natural gas industry, which are defined in the Glossary of Oil and Natural Gas Terms beginning on page 17.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I and elsewhere herein regarding the proved oil, natural gas liquids and natural gas reserves associated with the properties underlying the Royalty Interests, the Trust’s or SandRidge’s future financial position, business strategy, project costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements. Whether actual results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of this report.

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

Formation and Structure. The Trust was created to acquire and hold the Royalty Interests for the benefit of Trust unitholders pursuant to a trust agreement dated May 12, 2011, by and among SandRidge, the Trustee and the Delaware Trustee (as subsequently amended and restated as of August 16, 2011). Concurrent with the initial public offering described below, SandRidge conveyed to the Trust royalty interests in specified oil and natural gas properties in the Permian Basin located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were derived from SandRidge’s interests in (a) 517 oil and natural gas wells developed as of April 1, 2011, including 21 wells awaiting completion at that time (together, the “Initial Wells”) and (b) the equivalent of 888 oil and natural gas development wells to be drilled (“Trust Development Wells”) within an area of mutual interest (“AMI”). As of December 31, 2013, the AMI consisted of approximately 16,000 gross acres (15,400 net acres) in the counties where the Underlying Properties are located.

The Trust issued 52,500,000 Trust units and through an initial public offering in August 2011, the Trust sold 34,500,000 of its common units to the public for net proceeds, after payment of offering expenses, of approximately $580.6 million. The Trust delivered the net proceeds of the offering, along with 4,875,000 common units and 13,125,000 subordinated units, to certain wholly owned subsidiaries of SandRidge, in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions and as of December 31, 2013, there were 52,500,000 Trust units, consisting of 39,375,000 common and 13,125,000 subordinated units, issued and outstanding. SandRidge owned 1,825,000 Trust common units and 13,125,000 Trust subordinated units at December 31, 2013. On January 9, 2014 SandRidge sold its remaining Trust common units. The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions. See “—Distributions” below.

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas liquids (“NGL”) and natural gas production attributable to SandRidge’s net revenue interest in the Initial Wells and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, NGLs and natural gas production attributable to SandRidge’s net revenue interest in the Trust Development Wells beginning on the effective date of the conveyance, April 1, 2011. The Royalty Interests are not subject to field or lease operating expenses.

Under the terms of conveyances pursuant to which the Royalty Interests were granted to the Trust, SandRidge is obligated to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such properties. The conveyances generally permit SandRidge to sell all or any part of its interest in the Underlying Properties, if the Underlying Properties are sold subject to and burdened by the Royalty Interests; however, SandRidge may not sell any of the Underlying Properties subject to the Royalty Interest in the Trust Development Wells until it has satisfied its drilling obligation pursuant to the terms of the development agreement discussed below.

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

Development Agreement. The Trust entered into a development agreement with SandRidge, effective April 1, 2011, that obligates SandRidge to drill, or cause to be drilled, the Trust Development Wells by March 31, 2016. Additionally, SandRidge agreed not to drill and complete, or allow another person within its control to drill and complete, any other well in the AMI other than (a) Trust Development Wells, (b) up to five horizontal wells to test the results of horizontal drilling in the AMI and (c) wells that were spud and temporarily abandoned on or before March 31, 2011, until SandRidge fulfills its drilling obligation. The Trust will not own any interests in the five test horizontal wells, if they are drilled, and such wells will not count toward SandRidge’s drilling obligation. Under the terms of the agreement, SandRidge is credited for having drilled one full Trust Development Well if a well is drilled and perforated for completion to the Grayburg/San Andres formation and SandRidge’s net revenue interest in the well is equal to 69.3%. For wells in which SandRidge has a net revenue interest greater or less than 69.3%, it receives credit for such well in proportion that its net revenue interest in the well bears to 69.3%. The actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest. In certain circumstances, SandRidge may also receive credit for Trust Development Wells for wells drilled horizontally to the target formation. The Trust is not responsible for any costs related to the drilling of the Trust Development Wells or any other operating or capital costs associated with the wells.

A wholly owned subsidiary of SandRidge granted to the Trust a lien (the “Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $295.0 million, which is reduced proportionately as the Trust Development Wells are drilled and perforated for completion. The lien is reduced and the properties subject to the lien are released, in each case, as SandRidge fulfills its drilling obligation under the development agreement. The maximum amount potentially recoverable under the Drilling Support Lien was approximately $68.0 million as of December 31, 2013.

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

Derivatives Agreement and Other Hedging Arrangements. The Trust entered into a derivatives agreement with SandRidge, effective August 1, 2011, that provides the Trust with the economic effect of certain derivative contracts entered into between SandRidge and a third party. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparty, and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparty. The Trust did not bear any costs related to the establishment of the underlying contracts and, except in limited circumstances involving the restructuring of an existing hedge or the novation of a hedge from SandRidge, does not have the ability to enter into its own derivative contracts. Substantially concurrent with the execution of the derivatives agreement and also on April 12, 2012 and March 13, 2013, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparty and is required to pay any amounts owed directly to the counterparty. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and has granted the counterparty a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The Trust’s derivative contracts consist of fixed price swaps. The hedging arrangements terminate on March 31, 2015.

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

In connection with the preparation and filing of any registration statement, SandRidge will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trustee, and any underwriting discounts and commissions, which will be borne by the seller of the Trust units. One such registration statement was filed and declared effective during 2012 and remains effective currently. The Trust does not bear any expenses associated with such transactions.

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

•                  oil, NGL and natural gas prices received;

•                  volume of oil, NGLs and natural gas produced and sold;

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

The following table sets forth the Subordination Threshold and Incentive Threshold for each remaining quarterly distribution through the first quarterly distribution in 2017, as set out in the trust agreement.

Period (1)	Subordination Threshold(2)	Incentive Threshold(2)

2013
Fourth quarter (3)	0.58	0.87

2014
First quarter	0.61	0.91
Second quarter	0.63	0.95
Third quarter	0.65	0.98
Fourth quarter	0.66	0.98

2015
First quarter	0.64	0.96
Second quarter	0.61	0.92
Third quarter	0.56	0.85
Fourth quarter	0.54	0.81

2016
First quarter	0.53	0.80
Second quarter	0.52	0.78
Third quarter	0.51	0.77
Fourth quarter	0.50	0.75

2017
First quarter	0.49	0.74

(1)               Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it.

(2)               Each of the Subordination Threshold (80% of quarterly target distribution) and Incentive Threshold (120% of quarterly target distribution) terminates after the fourth full calendar quarter following SandRidge’s completion of its drilling obligation. Amounts have been rounded to two decimal places and are presented as set forth in the trust agreement. Actual distributions are declared and paid based upon a calculation carried out to three decimal places.

(3)               A distribution of $0.641 per unit was declared on January 30, 2014 and will be paid on February 28, 2014. See Note 8 to the financial statements contained in Item 8 of this report for further discussion.

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

Properties

As of December 31, 2013, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 663 additional wells (equivalent to approximately 683 Trust Development Wells under the development agreement) that were drilled and perforated for completion between April 1, 2011 and December 31, 2013 and (c) the equivalent of approximately 205 Trust Development Wells to be drilled within the AMI. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled at the dates shown.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
December 31, 2013	517	683	205	1,405
December 31, 2012	517	454	434	1,405
December 31, 2011	517	195	693	1,405

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

The Royalty Interests are in properties located in the greater Fuhrman-Mascho field, a field in Andrews County, Texas that produces primarily oil from the Grayburg/San Andres formation in the Permian Basin. The Permian Basin extends throughout southwestern Texas and southeastern New Mexico over an area approximately 250 miles wide and 300 miles long. It is one of the largest, most active and longest-producing oil basins in the United States. The Permian Basin has been producing oil for over 80 years resulting in cumulative production of more than 29 billion barrels.

Proved Reserves

The following estimates of net proved oil, NGL and natural gas reserves are based on reserve reports prepared by independent petroleum engineers. The PV-10 and Standardized Measure shown in the table below are not intended to represent the current value of estimated oil, NGL and natural gas reserves attributable to the Royalty Interests as of the dates shown. The reserve reports as of December 31, 2013, 2012 and 2011 were based on SandRidge’s drilling schedule and the average price during the 12-month periods ended December 31, 2013, 2012 and 2011, using first-day-of-the-month prices for each month. Refer to “Risk Factors” in Item 1A of this report and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report in evaluating the reserve information presented below.

All of the oil, NGL and natural gas reserves in these reports were estimated by independent petroleum engineers. The process to review and estimate the reserves begins with a staff reservoir engineer collecting and verifying all pertinent data, including but not limited to well test data, production data, historical pricing, cost information, property ownership interests, reservoir data, and geosciences data. This data was reviewed by members of SandRidge’s Reservoir Engineering Department and various levels of SandRidge management for accuracy, before consultation with the independent petroleum engineers. Members of SandRidge’s Reservoir Engineering Department consulted regularly with the independent petroleum engineers during the reserve estimation process to review properties, assumptions, and any new data available. SandRidge’s internal reserve estimates and methodologies were compared to the independent petroleum engineers’ estimates and conclusions before the reserve estimates were included in the independent petroleum engineers’ reports. Additionally, SandRidge’s senior management reviewed and approved the reserve reports contained herein.

Internal Controls. SandRidge’s Senior Vice President — Corporate Reservoir Engineering is the technical person primarily responsible for overseeing the preparation of the Trust’s reserve estimates. He has a Bachelor of Science degree in Petroleum Engineering with over 30 years of practical industry experience, including over 28 years of estimating and evaluating reserve information. In addition, SandRidge’s Senior Vice President — Corporate Reservoir Engineering has been a certified professional engineer in the state of Oklahoma since 2007 and a member of the Society of Petroleum Engineers since 1980.

SandRidge’s Reservoir Engineering Department continually monitors asset performance, making reserves estimate adjustments, as necessary, to ensure the most current reservoir information is reflected in reserves estimates. Reserve information includes production histories as well as other geologic, economic, ownership and engineering data. The corporate Reservoir department currently has a total of 17 full-time employees, comprised of five degreed engineers, and 12 engineering analysts/technicians with a minimum of a four-year degree in mathematics, economics, finance or other business or science field.

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

•         The Reservoir Engineering Department reports directly to SandRidge’s Chief Operating Officer.

•         The Reservoir Engineering Department follows comprehensive SEC-compliant internal policies to determine and reportproved reserves including:

•      confirming that reserve estimates include all properties owned and are based upon proper working and net revenue interests;

•      reviewing and using in the estimation process data provided by other departments within SandRidge such as Accounting; and

•      comparing and reconciling internally generated reserve estimates to those prepared by third parties.

Independent petroleum engineers estimated all of the proved reserve information in these reports, in accordance with the definitions and guidelines of the SEC and in conformity with the Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. They are independent petroleum engineers, geologists, geophysicists, and petrophysicists; and do not own an interest in these properties and are not employed on a contingent basis. The qualifications of the independent petroleum engineer’s technical personnel primarily responsible for overseeing the  preparation of the Company’s reserves estimates included in this report are set forth below. These qualifications meet or exceed the Society of Petroleum Engineers’ standard requirements to be a professionally qualified Reserve Estimator and Auditor.

Netherland, Sewell & Associates, Inc. (“Netherland Sewell”).

•                  practical experience in petroleum engineering ranging from more than 14 years to more than 25 years and experience estimating and evaluating reserve information ranging from more than nine years to more than 20 years;

•                  Licensed Professional Engineers in the states of Texas and Louisiana and Licensed Professional Geoscientists in the State of Texas; and

•                  Bachelor of Science Degree in Civil Engineering, Bachelor of Science Degree in Mechanical Engineering, Bachelor of Science Degree in Geology, Master of Science Degree in Geology and Master of Business Administration Degree.

Reporting of Natural Gas Liquids. Natural gas liquids, or NGLs, are produced as a result of the processing of a portion of the Trust’s natural gas production stream. At December 31, 2013, NGLs comprised approximately 9% of the Trust’s total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where contracts are in place for the extraction and separate sale of NGLs. NGLs are products sold by the gallon. In reporting proved reserves and production of NGLs, production and reserves have been included in barrels. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGLs.

A summary of the Trust’s proved oil, NGL and natural gas reserves, all of which are located in the continental United States, is presented below:

	December 31,
	2013	2012	2011
Estimated Proved Reserves(1)

Developed
Oil (MBbls)	9,624.6	9,400.1	7,462.8
NGL (MBbls)	1,043.7	1,032.1	847.1
Natural gas (MMcf)	3,163.9	2,843.4	2,243.9
Total proved developed (MBoe)	11,195.6	10,906.1	8,683.9

Undeveloped
Oil (MBbls)	2,678.8	5,844.8	10,580.5
NGL (MBbls)	279.6	858.6	1,860.0
Natural gas (MMcf)	807.3	2,365.5	4,926.6
Total proved undeveloped (MBoe)	3,093.0	7,097.6	13,261.6

Total Proved
Oil (MBbls)	12,303.4	15,244.9	18,043.3
NGLs (MBbls)	1,323.3	1,890.7	2,707.1
Natural gas (MMcf)	3,971.2	5,208.9	7,170.5
Total proved (MBoe)	14,288.6	18,003.7	21,945.5

PV-10 (in millions)(2)(3)	$586.5	$705.6	$946.4
Standardized Measure of Discounted Net Cash Flows (in millions)(3)	$584.3	$703.0	$942.9

(1)                  Determined using a 12-month average of the first-day-of-the-month prices for oil and natural gas without giving effect to derivative transactions. The prices used in the reserve report yield weighted average wellhead prices, which are based on first-day-of-the-month index prices and adjusted for transportation and regional price differentials. The index prices and the equivalent weighted average wellhead prices are shown in the table below.

	Weighted average wellhead prices			Index prices
	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)	Oil (per Bbl)	Natural gas (per Mcf)
December 31, 2013	$94.81	$32.10	$2.68	$93.42	$3.67
December 31, 2012	$90.49	$38.45	$1.98	$91.21	$2.76
December 31, 2011	$93.21	$53.47	$2.94	$92.71	$4.12

(2)                  PV-10 is the present value of estimated future net revenue to be generated from the production of proved reserves, discounted at 10% per annum to reflect timing of future cash flows and calculated without deducting future income taxes. PV-10 is a non-GAAP financial measure and generally differs from standardized measure of discounted net cash flows, or Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. Neither PV-10 nor Standardized Measure are intended to represent an estimate of fair market value of the Royalty Interests. PV-10 is used by the industry as an arbitrary reserve asset value measure to compare the relative size and value of the proved reserves held by companies without regard to the specific tax characteristics of such entities. The following table provides a reconciliation of Standardized Measure to PV-10:

	December 31,
	2013	2012	2011
	(in millions)
Standardized Measure of Discounted Net Cash Flows (3)	$584.3	$703.0	$942.9
Present value of future income tax discounted at 10%	2.2	2.6	3.5
PV-10	$586.5	$705.6	$946.4

(3)              Standardized Measure represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development and production costs, and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as are used to calculate PV-10. Standardized Measure differs from PV-10 as Standardized Measure includes the effect of future income taxes.

Proved reserves are those quantities of oil, NGLs and natural gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation. To be classified as proved reserves, the project to extract the oil or natural gas must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

Proved Undeveloped Reserves.  During 2013, SandRidge drilled 107 Trust Development Wells, resulting in the conversion of approximately 1.1 MMBoe of proved undeveloped reserves to proved developed reserves. At December 31, 2013, all of these wells were classified as proved developed producing properties. Additionally, proved undeveloped reserves decreased by approximately 1.2 MMBoe as a result of downward revisions due to well performance and pricing. SandRidge is not required to drill Trust Development Wells on locations with respect to which proved undeveloped reserves have previously been identified for the Trust. In this regard, Trust Development Wells were drilled during 2013 on locations different than those included in the reserve report prepared as of December 31, 2012. As a result, and because no more than 888 Trust Development Wells are to be drilled for the Trust, certain locations with proved undeveloped reserves were removed from the drilling plan developed for the Trust, resulting in downward revisions of 1.7 MMBoe during the period.

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

On August 16, 2011, royalty interests in Trust Development Wells were conveyed to the Trust. At that time, there were a total of 16.1 MMBoe of proved reserves associated with the Royalty Interests in such Trust Development Wells. By December 31, 2011, SandRidge had drilled 192 Trust Development Wells on proved undeveloped locations, resulting in the conversion of approximately 3.0 MMBoe of proved undeveloped reserves to proved developed reserves. At December 31, 2011, 167 of these wells were classified as proved developed producing properties with the remaining wells still in progress. In addition, there were five wells that were drilled yet to be classified as Trust Development Wells, resulting in the conversion of approximately 0.1 MMBoe of proved undeveloped reserves. Additionally, certain locations with proved undeveloped reserves were removed from the drilling plan developed for the Trust and replaced with locations different than those included in the reserve report prepared as of December 31, 2010, resulting in downward revisions of 0.2 MMBoe during the period.

Under the terms of the development agreement, SandRidge is obligated to drill, or cause to be drilled, the remaining Trust Development Wells by March 31, 2016. The Trust does not bear any costs associated with drilling the Trust Development Wells.

Production and Price History

The following tables set forth information regarding the net oil, NGL and natural gas production attributable to the Royalty Interests and certain price and cost information for each of the periods indicated.

	Year Ended December 31,
	2013(1)	2012(2)	2011(3)
Production Data
Oil (MBbls)	1,306	1,321	408
NGL (MBbls)	136	140	45
Natural gas (MMcf)	387	390	120
Combined equivalent volumes (MBoe)	1,507	1,526	473
Average daily combined equivalent volumes (MBoe/d)	4.1	4.2	3.1

Average Prices
Oil (per Bbl)	$89.39	$90.68	$93.38
NGL (per Bbl)	$32.21	$41.32	$50.85
Combined oil and NGL (per Bbl)	$83.99	$85.94	$89.13
Natural gas (per Mcf)	$2.88	$2.30	$3.44
Combined equivalent (per Boe)	$81.14	$82.87	$86.24

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(4)	$96.77	$96.01	$96.23
NGL (per Bbl)	$32.21	$41.32	$50.85
Combined oil and NGL (per Bbl)	$90.68	$90.76	$91.70
Natural gas (per Mcf)	$2.58	$2.00	$3.25
Combined equivalent (per Boe)	$87.46	$87.41	$88.65

Expenses (per Boe)
Post-production	$0.08	$0.08	$0.05
Production taxes	$3.81	$3.94	$4.14
Total expenses	$3.89	$4.02	$4.19

(1)         Production volumes and related revenues and expenses for the year ended December 31, 2013 (included in SandRidge’s 2013 net revenue distributions to the Trust) represent production from September 1, 2012 to August 31, 2013.

(2)         Production volumes and related revenues and expenses for the year ended December 31, 2012 (included in SandRidge’s 2012 net revenue distributions to the Trust) represent production from September 1, 2011 to August 31, 2012.

(3)         Production volumes and related revenues and expenses for the year ended December 31, 2011 (included in SandRidge’s 2011 net revenue distribution to the Trust) represent production from April 1, 2011 to August 31, 2011.

(4)         Includes impact of derivative settlements attributable to production from September 1, 2012 to August 31, 2013 for the year ended December 31, 2013, from September 1, 2011 to August 31, 2012 for the year ended December 31, 2012 and from April 1, 2011 to August 31, 2011 for the year ended December 31, 2011.

Productive Wells

The following table sets forth as of December 31, 2013 the number of productive wells within the AMI subject to the Royalty Interests. Productive wells consist of producing wells and wells capable of producing, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Gross wells are the total number of producing wells subject to the Royalty Interests and net wells are the sum of the Trust’s fractional royalty interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Productive Wells	960	508.7	—	—	960	508.7

Developed and Undeveloped Acreage

The following table sets forth information regarding developed and undeveloped acreage within the AMI subject to the Royalty Interests at December 31, 2013:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Acreage within the AMI subject to the Royalty Interests	11,699	11,211	4,345	4,218

Many of the leases comprising the acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage is established prior to such date, in which event the lease will remain in effect until production has ceased. The following table sets forth as of December 31, 2013 the expiration periods of the gross and net acres that are subject to leases in the undeveloped acreage summarized in the above table.

	Acres Expiring
Twelve Months Ending	Gross	Net
December 31, 2014	40	40
December 31, 2015	—	—
December 31, 2016	280	235
December 31, 2017 and later	—	—
Other(1)	4,025	3,943
Total	4,345	4,218

(1)                  Leases remaining in effect until development efforts or production on the developed portion of the particular lease has ceased.

Drilling Activity

The following table sets forth information with respect to wells completed within the AMI and subject to the Royalty Interests during each of the periods indicated. The information presented is not necessarily indicative of future performance, and should not be interpreted to present any correlation between the number of productive wells drilled and quantities or economic value of reserves found. Productive wells are those that produce commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return. Gross wells refer to the total number of wells in which the Trust had a royalty interest and net wells refer to gross wells multiplied by the Trust’s weighted average royalty interest percentage. As of December 31, 2013, there were 25 gross (13.0 net) wells subject to the Royalty Interests drilling or awaiting completion.

	2013				2012				2011(1)
	Gross	Percent	Net	Percent	Gross	Percent	Net	Percent	Gross	Percent	Net	Percent
Completed Wells
Development
Productive	214	99%	104.9	99%	245	100%	123.5	100%	90	100%	45.7	100%
Dry	2	1%	1.0	1%	—	0%	—	0%	—	0%	—	0%
Total	216	100%	105.9	100%	245	100%	123.5	100%	90	100%	45.7	100%
Exploratory
Productive	—	0%	—	0%	—	0%	—	0%	—	0%	—	0%
Dry	—	0%	—	0%	—	0%	—	0%	—	0%	—	0%
Total	—	0%	—	0%	—	0%	—	0%	—	0%	—	0%
Total
Productive	214	99%	104.9	99%	245	100%	123.5	100%	90	100%	45.7	100%
Dry	2	1%	1.0	1%	—	0%	—	0%	—	0%	—	0%

	216	100.0%	105.9	100.0%	245	100%	123.5	100%	90	100%	45.7	100%

(1)                   Represents wells completed within the AMI and subject to the Royalty Interests during the period from August 16, 2011, the date of the Royalty Interests conveyance, to December 31, 2011.

Marketing and Customers

Pursuant to the terms of the conveyance creating the Royalty Interests, SandRidge has the responsibility to market, or cause to be marketed, the oil and natural gas production attributable to the Underlying Properties. The terms of the conveyance creating the Royalty Interests do not permit SandRidge to charge any marketing fees when determining the net proceeds upon which the royalty payments are calculated, except for marketing fees and costs of non-affiliates. As a result, the net proceeds to the Trust from the sales of oil, NGL and natural gas production from the Underlying Properties are determined based on the same price (net of post-production costs) that SandRidge receives for oil, NGL and natural gas production attributable to SandRidge’s remaining interest in the Underlying Properties.

SandRidge sells oil, NGLs and natural gas from the Underlying Properties to a variety of customers, including oil and natural gas companies and trading and energy marketing companies. During 2013 two customers individually accounted for more than 10% of total revenue attributable to the Royalty Interests compared to one customer in 2011 and 2012. The number of readily available purchasers for the production from the Underlying Properties makes it unlikely that the loss of a single customer in the areas in which SandRidge sells oil, NGL and natural gas production from the Underlying Properties would materially affect the Trust’s revenue. The Trust is not committed under any existing contracts or agreements to provide fixed and determinable quantities of oil or natural gas in the future. See below for additional information on the Trust’s major customers.

	2013
	Sales	% of Revenue
	(in thousands)
Enterprise Crude Oil LLC	$104,419	85.4%
Conoco Phillips Company	$12,703	10.4%

	2012
	Sales	% of Revenue
	(in thousands)
Enterprise Crude Oil LLC	$110,798	87.6%

	2011
	Sales	% of Revenue
	(in thousands)
Enterprise Crude Oil LLC	$35,559	87.2%

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

Competition and Markets

The production and sale of oil, NGLs and natural gas is highly competitive. Competitors in the Permian Basin include major oil and gas companies, independent oil and gas companies, and individual producers and operators. There are numerous producers in the Permian Basin and competitive position in this area is affected by price, contract terms and quality of service.

Oil, NGLs and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of oil, natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil, NGLs and natural gas.

Future price fluctuations for oil, NGLs and natural gas will directly impact Trust distributions, estimates of reserves attributable to the Royalty Interests and estimated and actual future net revenues to the Trust. Due to the many uncertainties that affect the supply and demand for oil, NGLs and natural gas, reliable predictions of future oil and natural gas supply and demand, future product prices or the effect of future product prices on Trust distributions cannot be made.

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

Regulation

Oil and Natural Gas Regulations. The oil and natural gas industry is extensively regulated by numerous federal, state, local and regional authorities, as well as Native American tribes. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, and Native American tribes are authorized by statute to issue rules and regulations affecting the oil and natural gas industry and its individual members, some of which carry substantial penalties for noncompliance. Although the regulatory burden on the oil and natural gas industry increases the cost of doing business and, consequently, affects it profitability, these burdens generally do not affect SandRidge any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production. The availability, terms and cost of transportation significantly affect sales of oil and natural gas.

The interstate transportation and sale for resale of oil and natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission (“FERC”). Federal and state regulations govern the price and terms for access to oil and natural gas pipeline transportation. FERC’s regulations for interstate oil and natural gas transmission in some circumstances may also affect the intrastate transportation of oil and natural gas.

Sales of oil, NGLs and natural gas are not currently regulated and are made at market prices. Although oil, NGL and natural gas prices are currently unregulated, Congress historically has been active in the area of oil and natural gas regulation. Whether new legislation to regulate oil, NGL and natural gas prices might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the Underlying Properties cannot be predicted.

Drilling and Production.  Operations are subject to various types of regulation at federal, state, local and Native American tribal levels.  These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations.  Most states, and some counties, municipalities and Native American tribal areas also regulate one or more of the following activities:  the location of wells, the method of drilling and casing wells, the timing of construction or drilling activities, the rates of production, or “allowables”, the use of surface or subsurface waters, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the notice to surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties.  Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases.  In some instances, forced pooling or unitization may be implemented by third parties and may reduce SandRidge’s interest in the unitized properties.  In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production.  These laws and regulations may limit the amount of oil and natural gas production from its wells or limit the number of wells or the locations at which can be drilled. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas, and natural gas liquids within its jurisdiction.

Federal, state and local regulations provide detailed requirements for the abandonment of wells, closure of decommissioning of production facilities and pipelines, and for site restorations, in areas where the Underlying Properties are located.  For example, the Railroad Commission of Texas imposes financial assurance requirements on operators, with additional financial security required for offshore wells and the United States Army Corps of Engineers and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration.

Natural Gas Sales and Transportation.  Historically, federal legislation and regulatory controls have affected the price of the natural gas SandRidge produces and the manner in which SandRidge markets its production.  FERC has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978.  Various federal laws enacted since 1978 have resulted in the removal of all price and non-price controls for sale of domestic natural gas sold in first sales, which include all of the Company’s sales of its own production.  Under the Energy Policy Act of 2005, FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties.

FERC also regulates interstate natural gas transportation rates and service conditions and establishes the terms under which SandRidge may use interstate natural gas pipeline capacity, which affects the marketing of natural gas that SandRidge produces, as well as the revenues it receives for sales of its natural gas and release of its natural gas pipeline capacity.  Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas.  Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company.  FERC’s initiatives have led to the development of a competitive, open access market for natural gas purchases and sales that permits all purchasers of natural gas to buy gas directly from third-party sellers other than pipelines.  However, the natural gas industry historically has been very heavily regulated; therefore, SandRidge cannot guarantee that the less stringent regulatory approach currently pursued by FERC and Congress will continue indefinitely into the future nor can SandRidge determine what effect, if any, future regulatory changes might have on the Company’s natural gas related activities.

Under FERC’s current regulatory regime, transmission services must be provided on an open-access, nondiscriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive.  Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in-state waters.  Although its policy is still in flux, in the past FERC has reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase the cost of transporting gas to point-of-sale locations.

Environmental Regulation. The exploration, development and production of oil and natural gas are subject to stringent and comprehensive federal, state regional and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection or to employee health and safety. These laws and regulations may, among other things, require permits to conduct drilling, water withdrawal and waste disposal operations; govern the amounts and types of substances that may be disposed or released into the environment; limit or prohibit construction or drilling activities or require formal mitigation measures in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require investigatory and remedial actions to mitigate pollution conditions arising from SandRidge’s operations or attributable to former operations; impose restrictions designed to protect employees from exposure to hazardous substances; and impose obligations to reclaim and abandon well sites and pits. Failure to comply with these laws and regulations may result in the assessment of sanctions, including monetary penalties, the imposition of remedial obligations and the issuance of orders enjoining operations in affected areas. Pursuant to such laws, regulations and permits, SandRidge and other operators of the Underlying Properties may be subject to operational restrictions and have made and are likely to continue to be required to make, capital and other compliance expenditures.

Increasingly restrictions and limitations are being placed on activities that may affect the environment. Any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, waste handling, storage, transport, disposal, or remediation requirements or emission or discharge limits could have a material adverse effect on the proceeds available to the Trust under the Royalty Interests. Moreover, accidental releases or spills may occur in the course of operations on the Underlying Properties and there can be no assurance that significant costs and liabilities as a result of such releases or spills, including third-party claims for damage to property and natural resources or personal injury will be incurred.

The following is a summary of the more significant existing environmental and employee health and safety laws and regulations applicable to the oil and natural gas industry and for which compliance may have a material adverse impact on the operation of the Underlying Properties.

Hazardous Substances and Wastes. The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also known as the Superfund law and comparable state laws impose joint and several liability, without regard to fault or legality of conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances at the site. Under CERCLA, these “responsible persons” may be subject to strict, joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain environmental and health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, natural resource damage and property damage allegedly caused by the release of hazardous substances into the environment. CERCLA also authorizes the Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek recovery from the responsible classes of persons the costs the third parties incur. Materials used and generated in the course of operations with respect to the Underlying Properties may be regulated as hazardous substances. To date, none of the Underlying Properties have been designated as a Superfund site. Wastes are generated that are subject to the requirements of the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. RCRA imposes strict requirements on the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Drilling fluids, produced waters and other wastes associated with the exploration, production and/or development of oil and natural gas are currently exempt from regulation as hazardous wastes under RCRA. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition for rulemaking with the EPA requesting reconsideration of the RCRA exemption for exploration, production, and development wastes. To date, the EPA has not taken any formal action on the petition. Any change in the RCRA exemption for such wastes could result in an increase in costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders. In the course of operations, with respect to the Underlying Properties, petroleum hydrocarbon wastes and ordinary industrial wastes that are subject to regulation under the RCRA are generated. The Underlying Properties are being operated in substantial compliance with all regulations regarding the handling and disposal of oil and natural gas exploration and production wastes from operations.

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

Water Discharges. The Federal Water Pollution Act, as amended (“Clean Water Act”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to these laws and accompanying regulations, permits must be obtained to discharge produced waters and sand, drilling fluids, drill cuttings and other substances related to the oil and natural gas industry into onshore, coastal and offshore waters of the United States or state waters. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the analogous state agency. The Clean Water Act and other laws, such as the OCSLA, require the development and implementation of spill response plans intended to prepare the owner of the facility to respond to a hazardous substance or oil discharge. In addition, spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters or adjoining shorelines in the event of a spill, rupture or leak from an onshore, or offshore, facility. The Clean Water Act and analogous state laws also require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities.

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

Endangered Species. The federal Endangered Species Act (‘‘ESA’’) restricts activities that may affect endangered or threatened species or their habitats. Operations of the Underlying Properties are in substantial compliance with the ESA. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to consider listing more than 250 species as endangered under the ESA. Under the September 9, 2011 settlement, the federal agency is required to make a determination on listing of the species as endangered or threatened over the six-year period ending with the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where the Underlying Properties operations are located could cause SandRidge to incur increased costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the Underlying Properties. SandRidge is an active participant on various agency and industry committees that are developing or addressing various ESA and other federal and state agency programs to minimize potential impacts to its business and the Underlying Properties.

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

Hydraulic Fracturing. Oil and natural gas may be recovered from the Underlying Properties through the use of hydraulic fracturing, combined with sophisticated drilling. Hydraulic fracturing, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices not currently employed with respect to the Underlying Properties. In August 2012, the EPA issued final Clean Air Act regulations governing performance standards, including for the capture of air emissions released during hydraulic fracturing. However, in January 2013 the EPA submitted an unopposed motion to the United States Court of Appeals for the D.C. Circuit seeking to stay legal challenges to the Clean Air Act regulations while it reconsiders portions of the new rules. Also, federal legislation previously was introduced, but not enacted, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In May 2012, the Bureau of Land Management within the U.S. Department of the Interior issued a proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands, but in January 2013 it announced that it would be submitting a revised rule proposal. That revised proposed rule was published for public comment in May 2013.  The Department of Interior is now analyzing the comments and is expected to promulgate a final rule sometime in 2014 or 2015. Certain states, including Texas, have adopted regulations that require disclosure of the chemicals utilized in the hydraulic fracturing process that have imposed, or that could impose, more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. For example, in December 2011, the Railroad Commission of Texas finalized regulations requiring public disclosure of all chemicals in fluids used in the hydraulic fracturing process. Local ordinances or other regulations may regulate or prohibit the performance of well drilling in general and hydraulic fracturing in particular. If new laws or regulations that significantly restrict hydraulic fracturing are adopted at either the state or federal level, fracturing activities with respect to the Underlying Properties could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. These delays or additional costs could adversely affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of oil, NGLs or natural gas that is ultimately produced in commercial quantities from the Underlying Properties. In addition to asserting regulatory authority, a number of federal entities are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. In April 2012, President Obama issued an executive order that established a working group for the purpose of coordinating policy, information sharing and planning across federal agencies and offices regarding “unconventional natural gas production,” including hydraulic fracturing. In December 2012, the EPA issued an initial progress report on a study begun in 2011 of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft final report expected to be issued for peer review and comment in late 2014. The EPA has also announced an intent to propose by 2014 effluent limit guidelines that waste water from shale gas extraction operations must meet before going to a treatment plant; the agency also projects that it will publish an Advance Notice of Proposed Rulemaking regarding the Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices, and certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing; and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. The studies and initiatives described above, depending on their degree of pursuit and any meaningful results obtained, could spur efforts to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms. All of the acreage and undeveloped reserves within the AMI are subject to hydraulic fracturing procedures as the process is required to economically develop the Grayburg/San Andres formation.

Glossary of Oil and Natural Gas Terms

The following is a description of the meanings of some of the oil and natural gas industry terms used in this report.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil or other liquid hydrocarbons.

Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Trust’s reserves at year-end 2013 of $93.42/ Bbl for oil and $3.67 / Mcf for natural gas, the ratio of economic value of oil to gas was approximately 25 to 1, even though the ratio for determining energy equivalency is 6 to 1.

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

NGL. Natural gas liquids, such as ethane, propane, butanes and natural gasoline that are extracted from natural gas production streams.

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

Proved oil, NGL and natural gas reserves. Those quantities of oil, NGLs and natural gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

Undeveloped oil, NGL and natural gas reserves. Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

•                  lack of adequate electrical infrastructure and water disposal capacity;

•                  unexpected operational events and drilling conditions;

•                  pipe or cement failures and casing collapses;

•                  pressures, fires, blowouts and explosions;

•                  lost or damaged drilling and service tools;

•                  loss of drilling fluid circulation;

•                  uncontrollable flows of oil, NGLs, natural gas, brine, water or drilling fluids;

•                  natural disasters;

•                  environmental hazards, such as oil, NGL and natural gas leaks, pipeline ruptures and discharges of toxic gases or well fluids;

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

Oil, NGL and natural gas prices fluctuate due to a number of factors that are beyond the control of the Trust and SandRidge, and lower prices could reduce proceeds to the Trust and cash distributions to unitholders.

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, NGLs and natural gas. The markets for these commodities are very volatile. Oil, NGL and natural gas prices can fluctuate widely in response to a variety of factors that are beyond the control of the Trust and SandRidge. These factors include, among others:

•                  regional, domestic and foreign supply of, and demand for, oil, NGLs and natural gas, as well as perceptions of supply of, and demand for, oil, NGLs and natural gas;

•                  the price of foreign imports;

•                  U.S. and worldwide political and economic conditions;

•                  the level of demand, and perceptions of demand, for oil, NGLs and natural gas;

•                  weather conditions and seasonal trends;

•                  anticipated future prices of oil, NGLs and natural gas, alternative fuels and other commodities;

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

For oil, from January 1, 2010 through December 31, 2013, the highest monthly settled price on the New York Mercantile Exchange (“NYMEX”) was $113.93 per Bbl and the lowest was $71.92 per Bbl. For natural gas, from January 1, 2010 through December 31, 2013, the highest monthly NYMEX settled price was $5.81 per MMBtu (one million British Thermal Units) and the lowest was $2.04 per MMBtu. In addition, the market price of oil and natural gas is generally lower in the summer months than during the winter months of the year due to decreased demand for oil and natural gas for heating purposes during the summer season.

Lower oil, NGL and natural gas prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, NGLs and natural gas that is economic to produce from the Underlying Properties. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low oil, NGL or natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil, NGL or natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon, at its cost, any well or property if it reasonably believes that the well or property can no longer produce oil, NGLs and natural gas in commercially economic quantities. This could result in termination of the portion of the Royalty Interest relating to the abandoned well or property, and SandRidge would have no obligation to drill a replacement well. In addition, lower oil, NGL and natural gas prices could make it more likely that leases in the undeveloped acreage will expire at the end of their respective primary terms as a result of the failure to establish production from such leasehold acreage in commercially paying quantities prior to such date. The volatility of oil, NGL and natural gas prices also reduces the accuracy of target distributions to Trust unitholders. For a discussion of certain risks related to the Trust’s hedging arrangements, see ‘‘—The hedging arrangements for the Trust cover only a portion of the production attributable to the Trust, and such contracts limit the Trust’s ability to benefit from commodity price increases for hedged volumes above the corresponding hedge price.’’

Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.

The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves estimated to be attributable to the Royalty Interests. It is not possible to accurately measure underground accumulations of oil, NGLs and natural gas in an exact way and estimating reserves is inherently uncertain. As discussed below, the process of estimating oil, NGL and natural gas reserves requires interpretations of available technical data and many assumptions. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of the Trust’s reserves. This could result in actual production and revenues for the Underlying Properties being materially less than estimated amounts.

In order to prepare the estimates of reserves attributable to the Underlying Properties and the Trust, production rates and the timing of development expenditures must be projected. In so doing, available geological, geophysical, production and engineering data must be analyzed. The extent, quality and reliability of this data can vary.

In addition, petroleum engineers are required to make subjective estimates of underground accumulations of oil, NGLs and natural gas based on factors and assumptions that include:

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

The target distributions, Subordination Thresholds and Incentive Thresholds, as set forth in the Prospectus and described below in Part II Item 7, Trustee’s Discussion and Analysis of Financial Conditions and Results of Operations, were based on SandRidge’s calculations, and SandRidge did not receive an opinion or report on such calculations from any independent accountants, financial advisers, or engineers. Such calculations were based on assumptions made in mid-2011 about drilling, production, oil and natural gas prices, hedging activities, capital expenditures, expenses, tax rates and production tax credits under state law, the location of Trust Development Wells and other matters that were inherently uncertain and were subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from the target. For example, the targets have assumed that oil and natural gas production would be sold at prices consistent with settled NYMEX prices for April through June 2011, and monthly NYMEX forward pricing as of July 15, 2011 for the remainder of the period ending March 31, 2014, and assumed price increases after March 31, 2014 of 2.5% annually, capped at $120.00 per Bbl of oil in 2023 and $7.00 per MMBtu of natural gas in 2022, respectively. However, actual sales prices may be significantly lower. Additionally, these estimates assumed that the Trust Development Wells would be drilled on SandRidge’s anticipated drilling schedule. However, to date, more Development Wells have been drilled than the number contemplated by SandRidge’s original drilling schedule. Further, the drilling of the Trust Development Wells may be delayed, Trust Development Wells may be drilled at locations with higher post-

production expenses and applicable taxes and actual production volumes may be significantly lower than estimated. Further, after wells are completed, production operations may be curtailed, delayed or terminated as a result of a variety of risks and uncertainties, including those described above under “—Drilling for and producing oil and natural gas on the Underlying Properties are high risk activities with many uncertainties that could delay or change the anticipated drilling schedule for the remaining Trust Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease cash that is available for distribution to unitholders.”

Furthermore, neither the target distribution nor the Subordination Threshold for each quarter during the subordination period necessarily represents the actual cash distributions unitholders will receive. To the extent actual production volumes or sales prices of oil and natural gas differ from the assumptions used to generate the target distributions, the actual distributions unitholders receive may be lower than the target distribution and the Subordination Threshold for the applicable quarter. For example, drilling of the Trust Development Wells ahead of the schedule assumed when the target distribution amounts were determined could cause actual distributions to fall below the target distribution amounts or Subordination Thresholds in later periods. Cash distributions to Trust unitholders below the target distribution amounts or the Subordination Thresholds may materially adversely affect the market price of the Trust units.

The subordination of certain Trust units held by SandRidge does not assure that unitholders will in fact receive any specified return on investment in the Trust.

Although SandRidge will not be entitled to receive any distribution on its subordinated units unless there is enough cash for all of the common units to receive a distribution equal to the Subordination Threshold for such quarter (which is 20% below the target distribution level for the corresponding quarter), the subordinated units constitute only a 25% interest in the Trust, and this feature does not guarantee that common units will receive a distribution equal to the Subordination Threshold, or any distribution at all. Additionally, the subordination period will terminate and the subordinated units will automatically convert into common units on a one-for-one basis, following which they will no longer be subject to the Subordination Thresholds at the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the Trust Development Wells. Depending on the prices at which volumes attributable to the Trust are sold, the common units may receive distributions that are below the Subordination Threshold.

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

Production of oil, NGLs and natural gas on the Underlying Properties could be materially and adversely affected by severe or unseasonable weather.

Production of oil, NGLs and natural gas on the Underlying Properties could be materially and adversely affected by severe weather. Repercussions of severe weather conditions may include:

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

The Underlying Properties are being and will be operated for oil, NGL and natural gas production only and are focused exclusively in the Permian Basin in Andrews County, Texas. This concentration could disproportionately expose the Trust’s interests to operational and regulatory risk in that area. Due to the lack of diversification in industry type and location of the Trust’s interests, adverse developments in the oil and natural gas market or the area of the Underlying Properties, including, for example, transportation or treatment capacity constraints, curtailment of production or treatment plant closures for scheduled maintenance, could have a significantly greater impact on the Trust’s financial condition, results of operations and cash flows than if the Royalty Interests were more diversified.

The generation of proceeds for distribution by the Trust depends in part on access to and the operation of gathering, transportation and processing facilities. Limitations in the availability of those facilities could interfere with sales of oil, NGL and natural gas production from the Underlying Properties.

The amount of oil, NGLs and natural gas that may be produced and sold from any well to which the Underlying Properties relate is subject to curtailment in certain circumstances, such as by reason of weather conditions, pipeline interruptions due to scheduled and unscheduled maintenance, failure of tendered oil, NGLs and natural gas to meet quality specifications of gathering lines or downstream transporters, excessive line pressure which prevents delivery, physical damage to the gathering system or transportation system or lack of contracted capacity on such systems. The curtailments may vary from a few days to several months. In many cases, SandRidge is provided limited notice, if any, as to when production will be curtailed and the duration of such curtailments. If SandRidge is forced to reduce production due to such a curtailment, the revenues of the Trust and the amount of cash distributions to the Trust unitholders would similarly be reduced due to the reduction of proceeds from the sale of production.

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

Trust unitholders have no voting rights with respect to SandRidge and, therefore, have no managerial, contractual or other ability to influence SandRidge’s activities or operations of the Underlying Properties. In addition, some of the Trust Development Wells may, at some point, be operated by third parties unrelated to SandRidge. Such third-party operators may not have the operational expertise of SandRidge. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the aggregate working interest in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. The failure of an operator to adequately perform operations could reduce production from the Underlying Properties and cash available for distribution to unitholders. Neither the Trustee nor the Trust unitholders has any contractual or other ability to influence or control the field operations of, sale of oil and natural gas from, or future development of, the Underlying Properties.

The oil, NGL and natural gas reserves estimated to be attributable to the Royalty Interests are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or royalty interests to replace the depleting assets and production.

The proceeds payable to the Trust from the Royalty Interests are derived from the sale of the production of oil, NGLs and natural gas from the Underlying Properties. The oil, NGL and natural gas reserves attributable to the Royalty Interests are depleting assets, which means that the reserves of oil and natural gas attributable to the Royalty Interests will decline over time as will the quantity of oil, NGLs and natural gas produced from the Underlying Properties.

Future maintenance may affect the quantity of proved reserves that can be economically produced from the Underlying Properties to which the wells relate. The timing and size of these projects will depend on, among other factors, the market prices of oil, NGLs and natural gas. With the exception of SandRidge’s commitment to drill the Trust Development Wells, SandRidge has no contractual obligation to make capital expenditures on the Underlying Properties in the future. Furthermore, for properties on which SandRidge is not designated as the operator, SandRidge has no control over the timing or amount of those capital expenditures. SandRidge also has the right to non-consent and not participate in the capital expenditures on properties for which it is not the operator, in which case SandRidge and the Trust will not receive the production resulting from such capital expenditures. If SandRidge or other operators of the wells to which the Underlying Properties relate do not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by SandRidge or estimated in the Trust’s reserve report.

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

The Royalty Interests and the Trust bear certain costs and expenses that reduce the amount of cash received by or available for distribution by the Trust to the holders of the Trust units. These costs and expenses include the following:

•                  the Trust’s share of the costs incurred by SandRidge to gather, store, compress, transport, process, treat, dehydrate and market the oil, NGLs and natural gas (excluding costs of marketing services provided by SandRidge);

•                  the Trust’s share of applicable taxes, including property taxes and taxes on the production of oil, NGLs and natural gas;

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

The Trust has entered into oil hedge contracts with unaffiliated counterparties. Additionally, pursuant to the derivatives agreement, SandRidge has provided the Trust with the effect of certain oil hedge contracts that it entered into with third parties. Under the combined hedging arrangements, approximately 68% of the expected production and approximately 73% of the expected revenues upon which the target distributions were based from January 1, 2014 through March 31, 2015 have been hedged. The remaining estimated production of oil and natural gas during that time and all production after such time will not be hedged to protect against the price risks inherent in holding interests in oil, a commodity that is frequently characterized by significant price volatility. Furthermore, while the use of hedging arrangements limits the downside risk of price declines, they may also limit the Trust’s ability to benefit from increases in oil prices above the hedge price on the portion of the production attributable to the Royalty Interests that is hedged.

The Trust’s receipt of any payments due to it based on the Trust’s hedge contracts with unaffiliated hedge counterparties and the derivatives agreement with SandRidge depends upon the financial position of the Trust’s unaffiliated hedging counterparties, SandRidge and SandRidge’s hedging counterparties. The Trust’s sole current counterparty under its hedge contracts with unaffiliated third parties is Morgan Stanley Capital Group Inc. The Trust’s counterparty under the derivatives agreement is SandRidge, whose sole current counterparty is also Morgan Stanley Capital Group Inc. In the event that the counterparty to the oil hedge contracts defaults on its obligations to make payments under such contracts, the cash distributions to the Trust unitholders would likely be materially reduced as the hedge payments are intended to provide additional cash to the Trust during periods of lower oil prices. SandRidge will not be required to make payments to the Trust under the derivatives agreement to the extent of payment defaults by SandRidge’s hedge contract counterparty. Except in limited circumstances involving the restructuring of an existing hedge, the Trust has no ability to terminate its hedge contracts or enter into additional hedges of its own. See ‘‘—SandRidge’s ability to satisfy its obligations to the Trust depends on its financial position, and in the event of a default by SandRidge in its obligation to drill the Trust Development Wells, or in the event of SandRidge’s bankruptcy, it may be expensive and time-consuming for the Trust to exercise its remedies.’’

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

The sale of trust units by SandRidge could have an adverse impact on the trading price of the common units.

As of February 21, 2014, SandRidge, through SandRidge E&P, owned 13,125,000 subordinated units and no common units. All of the subordinated units will automatically convert into common units at the end of the subordination period. SandRidge may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the common units. On March 14, 2012 and September 9, 2013 and January 9, 2014, SandRidge E&P sold 2,000,000, 1,050,000 and 1,825,000 respectively of its common units in transactions pursuant to Rule 144 under the Securities Act. On October 24, 2012, pursuant to the registration rights agreement, the Trust and SandRidge filed a registration statement on Form S-3 registering the offering by SandRidge Exploration and Production, LLC of 2,875,000 common units. The registration statement was effective immediately upon filing. Although SandRidge does not hold any common units at present, subordinated units it currently owns will convert to common units the fourth full quarter after its drilling obligation to the Trust has been fulfilled.

SandRidge could have interests that conflict with the interests of the Trust and Trust unitholders.

As a working interest owner in the Underlying Properties, SandRidge could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•                  Notwithstanding its drilling obligation to the Trust, SandRidge’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of the Underlying Properties. Additionally, SandRidge may, consistent with its obligation to act as a reasonably prudent operator, abandon a well that is uneconomic or not generating revenues from production in excess of its operating costs, even though such well is still generating revenue for the Trust unitholders. Subsequent to fulfilling its drilling obligation, SandRidge may make decisions with respect to expenditures and decisions to allocate resources on projects in other areas that adversely affect the Underlying Properties, including reducing expenditures on these properties, which could cause oil, NGL and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

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

Pursuant to the terms of the development agreement between SandRidge and the Trust, SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells at its own expense. SandRidge owns a majority working interest in substantially all of the locations on which it expects to drill the remaining Trust Development Wells, and it expects to operate such wells until completion of its drilling obligation. As of December 31, 2013, SandRidge is also the operator of all of the Initial Wells together with the wells drilled as Trust Development Wells through December 31, 2013. The conveyances provide that SandRidge is obligated to market, or cause to be marketed, the oil and natural gas production related to the Underlying Properties. Additionally, SandRidge is the counterparty to the Trust’s derivatives agreement and has certain obligations to the Trust under the agreement. In the event that SandRidge defaults on its obligation to make payments under the derivatives agreement, the cash distributions to the Trust unitholders may be materially reduced as these payments are intended to provide additional cash to the Trust during periods of lower oil and natural gas prices. Due to the Trust’s reliance on SandRidge to fulfill these numerous obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on SandRidge’s performance.

SandRidge has other drilling obligations, including a drilling obligation to another royalty trust, which will require it to make capital expenditures over the next several years at the same time it plans to drill the remaining Trust Development Wells. SandRidge’s ability to satisfy its drilling obligation to the Trust will depend on, among other things, the availability of sufficient funds and drilling rigs. More generally, SandRidge’s ability to satisfy its drilling obligation to the Trust and to perform these obligations depends on its future financial condition and economic performance and access to capital, which in turn depends upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond SandRidge’s control.

In the event that SandRidge defaults on its obligation to drill the remaining Trust Development Wells, the Trust would be entitled to foreclose on the lien granted to the trust by SandRidge E&P in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties (the “Drilling Support Lien”) to the extent of SandRidge’s remaining interests in the undeveloped portions of the AMI. However, the maximum amount the Trust can recover in such a foreclosure or other action was, as of December 31, 2013, approximately $68.0 million, which amount will be reduced proportionately as each remaining Trust Development Well is drilled and perforated for completion. The value of SandRidge’s interests in the undeveloped portions of the AMI secured by the Drilling Support Lien may not be equal to the amount potentially recoverable at any given time, and such interests may be worth considerably less. The process of foreclosing on such collateral would be expensive and time-consuming and would delay the drilling and completion of the remaining Trust Development Wells; such delays and expenses would reduce Trust distributions by reducing the amount of proceeds available for distribution. Any amounts actually recovered in a foreclosure action would be applied to completion of SandRidge’s drilling obligation, would not result in any distribution to the Trust unitholders and may be insufficient to drill the number of wells needed for the Trust to realize the full value of the Development Well Royalty Interest. Furthermore, the Trust would have to seek a new party to perform the drilling and operations of the wells. The Trust may not be able to find a replacement driller or operator, and it may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time.

SandRidge is not required to maintain a segregated account for proceeds payable to the Trust. The proceeds of the Royalty Interests may be commingled, for a period of time, with proceeds of SandRidge’s retained interest in the Underlying Properties for the period of time between SandRidge’s sale of hydrocarbons attributable to the Royalty Interests and the quarterly payment to the Trust of its share of proceeds. It is possible that the Trust may not have adequate facts to trace its entitlement to funds in the commingled pool of funds and that other persons may, in asserting claims against SandRidge’s retained interest, be able to assert claims to the proceeds that should be delivered to the Trust. If there is an event of default under SandRidge’s credit facility, SandRidge must keep its accounts with banks that enter into control agreements with the administrative agent under the credit facility, which would permit the administrative agent to direct payment of funds in such accounts during the pendency of an event of default. In addition, during any bankruptcy of SandRidge, it is possible that payments of the royalties may be delayed or deferred. During the pendency of any SandRidge bankruptcy proceedings, the Trust’s ability to foreclose on the Drilling Support Lien, and the ability to collect cash payments being held in SandRidge’s accounts that are attributable to production from the Trust properties, may be stayed by the bankruptcy court. Delay in realizing on the collateral for the Drilling Support Lien is possible, and it cannot be guaranteed that a bankruptcy court would permit such foreclosure. It is possible that the bankruptcy would also delay the execution of a new agreement with another driller or operator. If the Trust enters into a new agreement with a drilling or operating partner, the new partner might not achieve the same levels of production or sell oil and natural gas at the same prices as SandRidge was able to achieve.

Oil and natural gas wells are subject to operational hazards that can cause substantial losses. SandRidge maintains insurance; however, SandRidge may not be adequately insured for all such hazards.

There are a variety of operating risks inherent in oil, NGL and natural gas production and associated activities, such as fires, leaks, explosions, mechanical problems, major equipment failures, blowouts, uncontrollable flow of oil, NGLs, natural gas, water or drilling fluids, casing collapses, abnormally pressurized formations and natural disasters. The occurrence of any of these or similar accidents that temporarily or permanently halt the production and sale of oil, NGLs and natural gas at any of the Underlying Properties will reduce Trust distributions by reducing the amount of proceeds available for distribution.

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

Oil and natural gas exploration, production, transportation and treatment operations are subject to complex and stringent laws and regulations. In order to conduct operations in compliance with these laws and regulations, numerous permits, approvals and certificates are required from various federal, state and local governmental authorities. Compliance with these existing laws and regulations may require the incurrence of substantial costs by SandRidge or other operators of the Underlying Properties. Additionally, there has been a variety of regulatory initiatives at the federal and state levels to further regulate oil and natural gas operations in certain locations. Any increased regulation or suspension of oil and natural gas operations, or revision or reinterpretation of existing laws and regulation, could result in delays and higher operating costs. Such costs or significant delays could have a material adverse effect on the operation of the Underlying Properties, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust’s interests.

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

New laws or regulations, or changes to existing laws or regulations may unfavorably impact SandRidge, could result in increased operating costs and could have a material adverse effect on SandRidge’s financial condition and results of operations. For example, Congress has recently considered, and may continue to consider, legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, and the elimination of most U.S. federal tax incentives and deductions available to oil and natural gas exploration and production activities. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules promulgated thereunder could reduce trading positions in the energy futures markets and materially reduce hedging opportunities for SandRidge, which could adversely affect its revenues and cash flows during periods of low commodity prices, and which could adversely affect the ability to restructure the hedges when it might be desirable to do so.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations, such as shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is typically regulated by state oil and gas commissions; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices, including the use of diesel, kerosene and similar compounds in fracturing fluid. In August 2012, the EPA issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing. However, in January 2013 the EPA submitted an unopposed motion to the United States Court of Appeals for the D.C. Circuit seeking to stay legal challenges to the Clean Air Act regulations while the EPA reconsiders portions of the new rules. Also, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In May 2012, the Bureau of Land Management within the U.S. Department of the Interior issued a proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands, but in January 2013 it announced that it would be submitting a revised proposed rule. That revised proposed rule was published for public comment in May 2013.  The Department of Interior is now analyzing the comments and is expected to promulgate a final rule sometime in 2014 or 2015.

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

In addition to asserting regulatory authority, a number of federal entities are analyzing, or have been requested to review, a variety of environmental issues associated with unconventional natural gas production, including hydraulic fracturing. In April 2012, President Obama issued an executive order that established a working group for the purpose of coordinating policy, information sharing, and planning among federal agencies and offices regarding “unconventional natural gas production,” including hydraulic fracturing. In December 2012, the EPA issued an initial progress report on a study begun in 2011 of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft final report expected to be issued for peer review and comment in late 2014. The EPA has also announced its intent to propose by 2014 effluent limit guidelines that waste water from shale gas extraction operations must meet before going to a treatment plant; the agency also projects that it will publish an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices, and certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing; and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. Bills previously have been introduced in both the Senate and the House of Representatives to, among other things, amend the federal Safe Drinking Water Act to repeal provisions that exempt hydraulic fracturing operations from restrictions that otherwise would apply to underground injection of fluids or propping agents. The studies and initiatives described above, depending on their degree of pursuit and any meaningful results obtained, could spur efforts to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms.

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

The Health Care and Education Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects an individual having adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) to an additional “Medicare tax” equal to 3.8% of the lesser of such excess or the individual’s net investment income. For this purpose, net investment income generally includes interest income and royalty income derived from investments such as the Trust units as well as any net gain from the disposition of Trust units. Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income and long-term capital gains of individuals is 39.6% and 20%, respectively. Moreover, these rates are subject to change by new legislation at any time.

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

The ownership and disposition of Trust units by tax-exempt organizations and non-U.S. persons may result in adverse tax consequences to them.

Tax-Exempt Organizations.  Employee benefit plans and most other organizations exempt from U.S. federal income tax including individual retirement accounts (known as IRAs) and other retirement plans are subject to U.S. federal income tax on unrelated business taxable income. Because all of the income of the Trust is expected to be royalty income, interest income, hedging income and gain from the sale of real property, none of which is expected to be unrelated business taxable income, any such organization exempt from U.S. federal income tax is not expected to be taxable on income generated by ownership of Trust units so long as neither the property held by the Trust nor the Trust units are debt-financed property within the meaning of Section 514(b) of the Internal Revenue Code. However, investors should consult their own tax advisors.

Non-U.S. Persons.  Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons may be required to file U.S. federal income tax returns and pay tax on their share of the Trust’s taxable income or proceeds from the sale of trust units.

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

The Obama administration’s budget proposals in recent years, including the budget proposal for fiscal year 2014, have included provisions eliminating certain key U.S. federal income tax preferences currently available to oil and gas exploration and production activities. Specifically, the 2014 budget proposes to repeal the percentage depletion allowance for oil and gas properties, including the

Royalty Interests that are perpetual, in which case only cost depletion would be available. If this proposal were enacted into law, it could negatively impact the value of the Trust units.

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

PART II

Item 5.                                  Market for Common Units of the Trust, Related Unitholder Matters and Issuer Purchases of Common Units.

The Trust units are listed on the New York Stock Exchange (“NYSE”) under the symbol “PER.” The range of high and low sales prices for the Trust’s common units for the periods indicated, as reported by the NYSE, and distributions per unit made by the Trust during the corresponding periods are as follows:

			Distributions Per Unit
	High	Low	Common	Subordinated
Calendar Quarter 2013
First Quarter	$19.48	$13.42	$0.603	$0.603
Second Quarter	$15.47	$13.55	$0.512	$0.353
Third Quarter	$16.09	$13.51	$0.585	$0.585
Fourth Quarter	$15.66	$11.57	$0.652	$0.652

Calendar Quarter 2012
First Quarter	$25.10	$21.25	$0.554	$0.554
Second Quarter	$23.85	$18.10	$0.582	$0.582
Third Quarter	$21.63	$19.15	$0.574	$0.574
Fourth Quarter	$20.40	$16.16	$0.625	$0.625

On February 21, 2014, there were five record unitholders of the Trust’s common units.

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

Recent Sales of Unregistered Securities

None.

Purchases of Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2013.

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

	Year Ended December 31,
	2013	2012	2011

Total revenues	$131,190	$133,304	$42,630
Distributable income	$120,670	$122,377	$38,619

Distributable income per common unit (39,375,000 units issued and outstanding)	$2.343	$2.331	$0.736
Distributable income per subordinated unit (13,125,000 units issued and outstanding)	$2.163	$2.331	$0.736

	As of December 31,
	2013	2012	2011
Total assets	$443,892	$491,395	$528,525
Trust corpus	$443,892	$491,395	$528,525

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

The following discussion and analysis is intended to help the reader understand the Trust’s business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with other sections of this report, including: “Business” in Item 1, “Selected Financial Data” in Item 6 and “Financial Statements and Supplementary Data” in Item 8. The discussion and analysis relate to the following subjects:

•                  Results of Trust Operations

•                  Liquidity and Capital Resources

•                  Critical Accounting Policies and Estimates

•                  Off-Balance Sheet Arrangements

Results of Trust Operations

Results of the Trust for the Years Ended December 31, 2013, 2012 and 2011

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, NGLs and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from the Trust’s derivative counterparties. Information regarding the Trust’s revenues, expenses, production and pricing for the years ended December 31, 2013, 2012 and 2011, is presented below.

	Year Ended December 31,
	2013(1)	2012(2)	2011(3)

Production data
Oil (MBbl)	1,306	1,321	408
NGL (MBbls)	136	140	45
Natural gas (MMcf)	387	390	120
Combined equivalent volumes (MBoe)	1,507	1,526	473
Average daily combined equivalent volumes (MBoe/d)	4.1	4.2	3.1

Well data
Initial and Trust Development Wells producing — average	896	717	515

Revenues (in thousands)
Royalty income	$122,256	$126,464	$40,795
Derivative settlements	8,934	6,840	1,835
Total revenue	$131,190	$133,304	$42,630

Expenses (in thousands)
Post-production expenses	$115	$117	$22
Property taxes	2,231	571	225
Production taxes	5,735	6,008	1,959
Franchise taxes	442	155	—
Trust administrative expenses	1,433	1,528	666
Cash reserves withheld for current Trust expenses, net of amounts used	564	2,548	1,139
Total expenses	$10,520	$10,927	$4,011
Distributable income available to unitholders	$120,670	$122,377	$38,619

	Year Ended December 31,
	2013(1)	2012(2)	2011(3)
Average prices
Oil (per Bbl)	$89.39	$90.68	$93.38
NGL (per Bbl)	$32.21	$41.32	$50.85
Combined oil and NGL (per Bbl)	$83.99	$85.94	$89.13
Natural gas (per Mcf)	$2.88	$2.30	$3.44
Combined equivalent (per Boe)	$81.14	$82.87	$86.24

Average prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(4)	$96.77	$96.01	$96.23
NGL (per Bbl)	$32.21	$41.32	$50.85
Combined oil and NGL (per Bbl)	$90.68	$90.76	$91.70
Natural gas (per Mcf)	$2.58	$2.00	$3.25
Combined equivalent (per Boe)	$87.46	$87.41	$88.65

Expenses (per Boe)
Post-production	$0.08	$0.08	$0.05
Production taxes	$3.81	$3.94	$4.14

(1)                     Production volumes and related revenues and expenses for the year ended December 31, 2013 (included in SandRidge’s 2013 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2012 to August 31, 2013.

(2)                     Production volumes and related revenues and expenses for the year ended December 31, 2012 (included in SandRidge’s 2012 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2011 to August 31, 2012.

(3)                     Production volumes and related revenues and expenses for the year ended December 31, 2011 (included in SandRidge’s 2011 net revenue distribution to the Trust) represent oil and natural gas production from April 1, 2011 to August 31, 2011.

(4)                     Includes impact of derivative settlements attributable to production from September 1, 2012 to August 31, 2013 for the year ended December 31, 2013, from September 1, 2011 to August 31, 2012 for the year ended December 31, 2012 and from April 1, 2011 to August 31, 2011 for the year ended December 31, 2011.

Comparison of Results of the Trust for the Years Ended December 31, 2013 and 2012

Revenues

Royalty Income. Royalty income received during the year ended December 31, 2013 totaled $122.3 million compared to $126.5 million received during the year ended December 31, 2012. The decrease in royalty income was primarily attributable to a decrease in the combined average price received for oil and NGL production, excluding the impact of derivative settlements and post-production expenses, to $83.99 per Bbl during the year ended December 31, 2013 from $85.94 per Bbl during the year ended December 31, 2012. Also contributing to the decrease in royalty income was a decrease in equivalent volumes produced as production from Trust Development Wells completed and brought on production during 2013 was more than offset by natural declines in production from the Initial Wells and older Trust Development Wells. Net revenue distributions received from SandRidge by the Trust during the year ended December 31, 2013 included royalty income attributable to production for the twelve-month period from September 1, 2012 to August 31, 2013 of 1,442 MBbls of oil and NGLs and 387 MMcf of natural gas. The net revenue distributions received from SandRidge by the Trust during the year ended December 31, 2012 included royalty income attributable to production for the twelve-month period from September 1, 2011 to August 31, 2012 of 1,461 MBbls of oil and NGLs and 390 MMcf of natural gas. The decreases in the average prices received for oil and NGL production and total production were slightly offset by an increase in the average price received for natural gas production, excluding the impact of derivative settlements and post-production expenses, to $2.88 per Mcf during the year ended December 31, 2013 from $2.30 per Mcf during the year ended December 31, 2012.

Derivative Settlements. The Trust’s derivatives contracts are intended to reduce the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through March 31, 2015 through the use of oil fixed price swaps. Net cash settlements received related to the Trust’s derivative contracts during the year ended December 31, 2013 were approximately $8.9 million, and included (i) approximately $3.8 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2012 to August 31, 2013, (ii) approximately $5.4 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2012 to August 31, 2013 and (iii) approximately $0.3 million paid to the counterparty related to the novated contracts for September 2013 production. Total net derivative settlements received by the Trust for production from September 1, 2012 to August 31, 2013 were $9.7 million, including

$0.5 million received in 2012 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $7.38 per Bbl to $96.77 per Bbl. The effects of net settlements paid during 2013 related to September 2013 production were included in the Trust’s February 2014 distribution. Net cash settlements received related to the Trust’s derivative contracts during the year ended December 31, 2012 were approximately $6.8 million, and included (i) approximately $2.2 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2011 to August 31, 2012, (ii) approximately $4.1 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2011 to August 31, 2012 and (iii) approximately $0.5 million received from the counterparty to the novated contracts for September 2012 production. Total net derivative settlements received by the Trust for production from September 1, 2011 to August 31, 2012 were $7.0 million, including $0.7 million received in 2011 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $5.33 per Bbl to $96.01 per Bbl. Derivative settlements related to September 2012 production were included in the Trust’s March 2013 quarterly distribution. Net settlements received during 2013 and 2012 were due to lower commodity prices at the time of settlement compared to the contract price of the Trust’s oil fixed price swaps.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the year ended December 31, 2013 totaled approximately $115,000 compared to approximately $117,000 for the year ended December 31, 2012.

Property Taxes. Property taxes paid during the year ended December 31, 2013 totaled approximately $2.2 million compared to approximately $0.6 million for the year ended December 31, 2012. The total payment made related to 2013 property taxes was $0.4 million (paid in October 2013) compared to approximately $2.2 million in payments made related to 2012 property taxes ($0.4 million paid in October 2012 and $1.8 paid in January 2013). The Trust’s estimated remaining 2013 property tax liability of approximately $1.9 million will be paid during 2014. The change in total estimated property tax incurred attributable to calendar year 2013 relates to several factors including changes in the producing reserves associated with the Royalty Interests and changes in commodity prices used to value the associated reserves.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the year ended December 31, 2013 totaled $5.7 million, or $3.81 per Boe, and were approximately 4.7% of royalty income. Production taxes for the year ended December 31, 2012 totaled $6.0 million, or $3.94 per Boe, and were approximately 4.8% of royalty income.

Texas Franchise Tax. The Trust paid its Texas franchise tax for the year ended December 31, 2012 of approximately $0.4 million, or approximately 0.4% of 2012 royalty income, during the year ended December 31, 2013. The Trust paid its Texas franchise tax for the year ended December 31, 2011 of approximately $0.2 million, or approximately 0.4% of 2011 royalty income, during the year ended December 31, 2012.  The Trust’s estimated Texas franchise tax for the year ended December 31, 2013 of approximately $0.4 million, or approximately 0.4% of 2013 royalty income, will be paid during the year ending December 31, 2014.

Trust Administrative Expenses. Trust administrative expenses for the year ended December 31, 2013 totaled approximately $1.4 million compared to approximately $1.5 million for the year ended December 31, 2012.

Distributable Income

Distributable income for the year ended December 31, 2013 was $120.7 million, which included a net addition to the cash reserve for the payment of future Trust expenses of approximately $0.6 million (approximately $4.7 million withheld from 2013 cash distributions to unitholders partially offset by approximately $4.1 million used to pay Trust expenses during the period). Distributable income for the year ended December 31, 2012 was $122.4 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $2.5 million (approximately $4.8 million withheld from the 2012 cash distributions to unitholders less approximately $2.3 million used to pay Trust expenses during the period).

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the year ended December 31, 2013 as a result of the Trust’s subordination provisions. Because income available for distribution on the Trust common units for the May 2013 distribution was below the Subordination Threshold, reduced distributions were paid to the subordinated units for that period. As a result of the subordination provisions, holders of common units received approximately $1.6 million more in distributions for the year ended December 31, 2013 than such holders would have received had the subordination provisions not existed.

Comparison of Results of the Trust for the Years Ended December 31, 2012 and 2011

Revenues

Royalty Income. Royalty income received during the year ended December 31, 2012 totaled $126.5 million compared to $40.8 million received during the year ended December 31, 2011. The increase in royalty income is primarily attributable to the Trust’s receipt during the 2012 period of net revenue for production covering a twelve-month period compared to its receipt during the 2011 period of net revenue for production covering a five-month period. Net revenue distributions received from SandRidge by the Trust during the year ended December 31, 2012 included royalty income attributable to production for the twelve-month period from September 1, 2011 to August 31, 2012 of 1,461 MBbls of oil and NGLs and 390 MMcf of natural gas. The net revenue distribution received from SandRidge by the Trust during the year ended December 31, 2011 included royalty income attributable to production for the five-month period from April 1, 2011 to August 31, 2011 of 453 MBbls of oil and NGLs and 120 MMcf of natural gas. Additionally, production during 2012 increased from 2011 due to production from Trust Development Wells completed during 2012. During 2012, there was an average of 717 Initial and Trust Development Wells producing compared to 515 during 2011. The increase in production was partially offset by a decrease in prices received for oil and natural gas production during the year ended December 31, 2012 compared to 2011.  Average combined prices received for oil and NGL production and for natural gas production, excluding the impact of derivative settlements and post-production expenses, during the year ended December 31, 2012 were $85.94 per Bbl and $2.30 per Mcf compared to $89.13 per Bbl and $3.44 per Mcf during the year ended December 31, 2011.

Derivative Settlements. Net cash settlements received related to the Trust’s derivative contracts during the year ended December 31, 2012 were approximately $6.8 million, and included (i) approximately $2.2 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2011 to August 31, 2012, (ii) approximately $4.1 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2011 to August 31, 2012 and (iii) approximately $0.5 million received from the counterparty to the novated contracts for September 2012 production. Total net derivative settlements received by the Trust for production from September 1, 2011 to August 31, 2012 were $7.0 million, including $0.7 million received in 2011 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $5.33 per Bbl to $96.01 per Bbl. Net cash settlements received related to the Trust’s derivative contracts during the year ended December 31, 2011 were approximately $1.8 million, and included $1.1 million received related to production attributable to the Royalty Interests from April 1, 2011 to August 31, 2011, which effectively increased the average price received for oil production for the related period by $2.85 per Bbl to $96.23 per Bbl. Net settlements received during 2012 and 2011 were due to lower commodity prices at the time of settlement compared to the contract price of the Trust’s oil fixed price swaps.

Expenses

Post-Production Expenses. Post-production expenses for the year ended December 31, 2012 totaled approximately $117,000 compared to approximately $22,000 for the year ended December 31, 2011. Expense for the year ended December 31, 2012 is attributable to twelve months of production compared to five months of production for the year ended December 31, 2011.

Property Taxes. Property taxes paid during the year ended December 31, 2012 totaled approximately $0.6 million compared to approximately $0.2 million for the year ended December 31, 2011. The total payments made related to 2012 property taxes were $2.2 million ($0.4 million paid in October 2012 and $1.8 paid in January 2013) compared to approximately $0.4 million in payments made related to 2011 property taxes ($0.2 million paid in November 2011 and $0.2 paid in February 2012). The net increase in the estimated property tax incurred attributable to calendar year 2012 relates to several factors including the number of days the Royalty Interests were owned by the Trust during 2012 compared to 2011, changes in the producing reserves associated with the Royalty Interests and changes in commodity prices used to value the associated reserves.

Production Taxes. Production taxes for the year ended December 31, 2012 totaled $6.0 million, or $3.94 per Boe, and were approximately 4.8% of royalty income. Production taxes for the year ended December 31, 2011 totaled $2.0 million, or $4.14 per Boe, and were approximately 4.8% of royalty income.

Texas Franchise Tax.  The Trust paid its Texas franchise tax for the year ended December 31, 2011 of approximately $0.2 million or approximately 0.4% of the 2011 royalty income, during the year ended December 31, 2012.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at December 31, 2013 or 2012.

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

Trust Distributions to Unitholders. During the years ended December 31, 2013, 2012 and 2011, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2013
First Quarter	September 1, 2012 – November 30, 2012	January 31, 2013	March 1, 2013	$31.7
Second Quarter	December 1, 2012 – February 28, 2013	April 25, 2013	May 30, 2013	$24.8
Third Quarter	March 1, 2013 – May 31, 2013	July 25, 2013	August 29, 2013	$30.7
Fourth Quarter	June 1, 2013 – August 31, 2013	October 24, 2013	November 29, 2013	$34.2

Calendar Quarter 2012
First Quarter	September 1, 2011 – November 30, 2011	February 2, 2012	February 29, 2012	$29.1
Second Quarter	December 1, 2011 – February 29, 2012	April 30, 2012	May 30, 2012	$30.5
Third Quarter	March 1, 2012 – May 31, 2012	July 26, 2012	August 29, 2012	$30.1
Fourth Quarter	June 1, 2012 – August 31, 2012	November 1, 2012	November 29, 2012	$32.8

Calendar Quarter 2011
First Quarter	N/A	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A	N/A
Third Quarter	N/A	N/A	N/A	N/A
Fourth Quarter	April 1, 2011 – August 31, 2011	October 28, 2011	November 30, 2011	$37.9

On February 28, 2014, the Trust will pay a cash distribution of $0.641 per unit covering production for the three-month period from September 1, 2013 to November 30, 2013. The distribution totaled $33.7 million and will be made to record unitholders as of February 14, 2014.

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2013 is provided in the following table:

	Payments Due by Year
	2014	2015	2016	2017	2018	After 2018	Total
	(in thousands)
Administrative services fee	$300.0	$300.0	$300.0	$300.0	$300.0	$3,675.0	$5,175.0
Trustee Administrative fee	150.0	150.0	150.0	150.0	150.0	1, 837.5	2,587.5
Collateral agency fee	15.0	15.0	—	—	—	—	30.0
Delaware Trustee fee	2.4	2.4	2.4	2.4	2.4	31.2	43.2

Total	$467.4	$467.4	$452.4	$452.4	$452.4	$5,543.7	$7,835.7

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

Proved Reserves. The proved oil, NGL and natural gas reserves for the Royalty Interests are estimated by independent petroleum engineers. Estimates of proved reserves are based on the quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions, however, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Trust’s control. Estimating reserves is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data, and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. In addition, as a result of volatility of changing market conditions, commodity prices will vary from period to period, causing estimates of proved reserves to vary, as well as causing estimates of future net revenues to vary. Estimates of proved reserves are key components of the Trust’s most significant financial estimates as discussed further below.

Amortization of Investment in Royalty Interests. Amortization of investment in royalty interests is calculated on a units-of-production basis, whereby the Trust’s cost basis is divided by the proved reserves attributable to the Royalty Interests to derive an amortization rate per reserve unit. The rate used to record amortization is dependent upon the estimate of total proved reserves for the Royalty Interests, which incorporates various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which the Trust records amortization would increase, reducing trust corpus. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic for SandRidge to develop or produce the Underlying Properties or from other factors, including changes to estimates for other reasons. Changes in reserve quantity estimates are dependent on future economic and operational conditions and cannot be predicted.

Impairment of Investment in Royalty Interests. The investment in royalty interests is assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Potential impairments of the investment in royalty interests are determined by comparing the net capitalized costs of investment in royalty interests to undiscounted future net revenues attributable to the Trust’s interest in the proved oil and natural gas reserves of the Underlying Properties. The Trust provides a write-down to the extent that the net capitalized costs exceed the fair value of the Royalty Interests, which is determined using net discounted future cash flows of the oil, NGL and natural gas reserves attributable to the Royalty Interests. Different pricing assumptions or discount rates could result in a different calculated impairment. Any such write-down would be charged directly to trust corpus and would not reduce distributable income. No impairments were recorded in 2013, 2012 or 2011.

Refer to Note 1 to the financial statements included in Item 8 of this report for the Trust’s significant accounting policies.

Off-balance sheet arrangements

As of December 31, 2013, the Trust had no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The discussion in this section provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement effective August 1, 2011. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparty under certain of its derivative contracts with a third party, and the Trust pays SandRidge any amounts that SandRidge is required to pay its counterparty under such derivative contracts. Substantially concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparty, and is required to pay any amounts owed directly to the counterparty. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and has granted the counterparty a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon NYMEX prices. The contracts underlying the derivatives agreement may not cover all of the future sales volumes of oil production from the Initial Wells as well as a portion of the anticipated future production from the Trust Development Wells through March 31, 2015. Except in limited circumstances involving the novation of an existing hedge, the Trust does not have the ability to enter into additional hedges. See Note 6 to the financial statements contained in Item 8 of this report for notional and price information of the Trust’s open oil derivative contracts at December 31, 2013. The Trust received net settlement proceeds of approximately $8.9 million, $6.8 million and $1.8 million related to the derivatives agreement and the Trust’s derivative contracts with a third party during the years ended December 31, 2013, 2012 and 2011, respectively.

Commodity Price Risk. Because the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from sales of oil, NGL and natural gas production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil, NGL and natural gas production. The derivative contracts described above are intended to mitigate a portion of the variability of oil prices received for the Trust’s share of production from the Underlying Properties through March 31, 2015.

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

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                         Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Trustee conducted an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this annual report. Based on this evaluation, Michael Ulrich, as Trust Officer, has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2013 to provide reasonable assurance that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by SandRidge Energy, Inc. (“SandRidge”).

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (1992), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

Item 11.                            Executive Compensation

During the years ended December 31, 2013, 2012 and 2011, the Trustee and the Delaware Trustee received administrative fees from the Trust pursuant to the trust agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of February 21, 2014 by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class

SandRidge Energy, Inc. 123 Robert S. Kerr Avenue Oklahoma City, OK 73102	Subordinated units	13,125,000	(1)	100.0%

(1)    All 13,125,000 subordinated units beneficially owned by SandRidge are held of record by its wholly owned subsidiary, SandRidge Exploration and Production, LLC.

At the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation to the Trust, the subordinated units will automatically convert into common units on a one-for-one basis. The subordinated units constitute 25.0% of the total number of units outstanding. As of February 21, 2014, SandRidge owned 25.0% of the total Trust units outstanding.

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

Item 13.                            Certain Relationships and Related Transactions and Director Independence

In conjunction with the conveyance of the Royalty Interests to the Trust, the Trust entered into the development agreement and the administrative services agreement with SandRidge and/or one of its wholly owned subsidiaries on August 16, 2011, effective April 1, 2011. Additionally, on August 16, 2011, the Trust entered into the derivatives agreement with SandRidge, which was effective August 1, 2011 and the registration rights agreement with SandRidge. On October 24, 2012, pursuant to the registration rights agreement, the Trust and SandRidge filed a registration statement on Form S-3 registering the offering by SandRidge Exploration and Production, LLC of 2,875,000 common units. The registration statement was effective immediately upon filing. The Trust makes certain payments to SandRidge, the Trustee and the Delaware Trustee pursuant to the trust agreement, the administrative services agreement and the derivatives agreement. Descriptions of these agreements are included in the “— Business” section of Part 1, Item 1; in the “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” section of Part II, Item 7; and in Note 6 to the financial statements included in Item 8 of this report.  In addition, the description of the initial public offering included in Part 1, Item 1 “— Business” of this report is hereby incorporated by reference.

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

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Trust’s financial statements for 2013 and 2012 and fees billed for other services rendered by PricewaterhouseCoopers LLP.

	2013	2012
Audit fees(1)	$255,000	$250,000
Audit-related fees	—	—
Tax fees	360,000	364,753
All other fees	—	—
Total fees	$615,000	$614,753

(1)               Fees for audit services in 2013 and 2012 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements and registration statement.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of SandRidge Permian Trust and The Bank of New York Mellon Trust Company, N.A., Trustee:

We have audited the accompanying statements of assets and trust corpus of SandRidge Permian Trust (the “Trust”) as of December 31, 2013 and 2012, and the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2013. We also have audited the Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of the Trust at December 31, 2013 and 2012, and the distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2013, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Tulsa, Oklahoma

February 28, 2014

SANDRIDGE PERMIAN TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$4,007	$4,168
Investment in royalty interests	549,831	549,831
Less: accumulated amortization	(109,946)	(62,604)
Net investment in royalty interests	439,885	487,227

Total assets	$443,892	$491,395
TRUST CORPUS
Trust corpus, 39,375,000 common units and 13,125,000 subordinated units issued and outstanding at December 31, 2013 and 2012	$443,892	$491,395

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2013	2012	2011
Revenues
Royalty income	$122,256	$126,464	$40,795
Derivative settlements, net	8,934	6,840	1,835

Total revenues	131,190	133,304	42,630
Expenses
Post-production expenses	115	117	22
Property taxes	2,231	571	225
Production taxes	5,735	6,008	1,959
Franchise taxes	442	155	—
Trust administrative expenses	1,433	1,528	666
Cash reserves withheld, net of amounts used for current Trust expenses	564	2,548	1,139
Total expenses	10,520	10,927	4,011

Distributable income available to unitholders	120,670	122,377	38,619

Distributable income per common unit (39,375,000 units issued and outstanding)	$2.343	$2.331	$0.736
Distributable income per subordinated unit (13,125,000 units issued and outstanding)	$2.163	$2.331	$0.736

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)

	Years Ended December 31,
	2013	2012	2011

Trust corpus, beginning of year	$491,395	$528,525	$—
Initial Trust funding	—	—	1
Issuance of Trust units	—	—	580,635
Conveyance of royalty interests	—	—	549,831
Consideration paid for conveyance of royalty interests	—	—	(580,635)
Amortization of investment in royalty interests	(47,342)	(39,483)	(23,121)
Net cash reserves withheld	564	2,548	1,139
Distributable income	120,670	122,377	38,619
Distributions paid or payable to unitholders	(121,395)	(122,572)	(37,944)

Trust corpus, end of year	$443,892	$491,395	$528,525

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

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas liquids (“NGL”) and natural gas production attributable to SandRidge’s net revenue interest in 517 oil and natural gas wells developed as of April 1, 2011, including 21 wells awaiting completion at that time (the “Initial Wells”) and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, NGL and natural gas production attributable to SandRidge’s net revenue interest in 888 development wells to be drilled (the “Trust Development Wells”) within an area of mutual interest (“AMI”) beginning April 1, 2011, the effective date of the conveyance.

As specified in the development agreement executed by the Trust with SandRidge (see Note 6), SandRidge is credited for having drilled one full Trust Development Well if the well is drilled and perforated for completion to the Grayburg/San Andres formation and SandRidge’s net revenue interest in the well is equal to 69.3%. The actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest in each well. At December 31, 2013, these properties consisted of Royalty Interests in (a) the Initial Wells, (b) 663 additional wells (equivalent to approximately 683 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between April 1, 2011 and December 31, 2013, and (c) the equivalent of approximately 205 Trust Development Wells to be drilled within the AMI.

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

Initial Public Offering. Through an initial public offering in August 2011, the Trust sold 34,500,000 of its common units to the public for net proceeds, after payment of offering expenses, of approximately $580.6 million. The Trust delivered the net proceeds of the offering, along with 4,875,000 common units and 13,125,000 subordinated units, to certain wholly owned subsidiaries of SandRidge, in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions and as of December 31, 2013, there were 52,500,000 Trust units, consisting of 39,375,000 common and 13,125,000 subordinated units, issued and outstanding. At December 31, 2013, SandRidge owned 1,825,000 Trust common units and 13,125,000 Trust subordinated units. The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions as described below.

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

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

distributable income is adjusted for amounts received and paid under the Trust’s derivative contracts as discussed further in Note 6, and is reduced by the Trust’s cash reserves withheld by the Trustee and general and administrative expenses when paid.

The subordinated units, all of which are held by SandRidge, constitute 25% of the Trust units issued and outstanding. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). At the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the Trust Development Wells, the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions in respect of subsequent periods will terminate. Distributions made to common units in respect of subsequent periods will no longer have the protection of the Subordination Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

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

Distributable Income Per Common and Subordinated Unit. The Trust calculates distributable income per common and subordinated unit using the two-class method. In accordance with this method, undistributed earnings in the accompanying statements of distributable income have been allocated to the common and subordinated units based upon the subordinated units’ contractual participation rights as if all of the distributable income for the periods presented had been distributed. Distributable income per unit amounts as calculated for the periods presented in the accompanying statement of distributable income may differ from declared distribution amounts per unit due to the timing of the Trust’s receipt or payment of settlements on the novated derivative contracts. See discussion of the Trust’s derivative contracts at Note 6.

Cash and Cash Equivalents. Cash and cash equivalents consist of all highly-liquid instruments with original maturities of three months or less.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

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

The investment in royalty interests is assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an assessment is necessary, an impairment would be indicated when the net capitalized costs of investment in royalty interests exceeds undiscounted future net revenues attributable to the Trust’s interest in the proved oil and natural gas reserves of the Underlying Properties. The Trust will provide a write-down to the extent that the net capitalized costs exceed the fair value of the proved oil and natural gas reserves attributable to the Royalty Interests. Any such write-down would be charged directly to trust corpus and would not reduce distributable income. No impairments were recorded in 2013, 2012 or 2011.

Derivative Financial Instruments. The Trust entered into derivative contracts to manage risks related to oil price volatility. See Note 6. In accordance with the Trust’s accounting policy, derivative instruments are recorded when benefits are received or obligations are paid. The fair market values and changes in the fair market value of the derivative contracts are not included in the accompanying financial statements as the statements are presented on a modified cash basis. Net cash settlements received related to the Trust’s derivative contracts during the year ended December 31, 2013 were approximately $8.9 million, and included (i) approximately $3.8 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2012 to August 31, 2013, (ii) approximately $5.4 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2012 to August 31, 2013 and (iii) approximately $0.3 million paid to the counterparty related to the novated contracts for September 2013 production. Net settlements paid during 2013 related to September 2013 production reduced the Trust’s February 2014 distribution. Net cash settlements received related to the Trust’s derivative contracts during the year ended December 31, 2012 were approximately $6.8 million, and included (i) approximately $2.2 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2011 to August 31, 2012, (ii) approximately $4.1 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2011 to August 31, 2012 and (iii) approximately $0.5 million received from the counterparty to the novated contracts for September 2012 production. Net settlements received during 2012 related to September 2012 production were included in the Trust’s March 2013 distribution. The Trust received net settlement proceeds of approximately $1.8 million related to its derivative contracts during the year ended December 31, 2011, including $0.7 million related to September 2011 production that was included in the Trust’s February 2012 distribution.

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

Concentration of Risk. The Trust maintains cash balances at one financial institution which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Trust typically has balances in these accounts that exceed the federally insured limit substantially. The Trust does not anticipate any loss associated with balances exceeding the federally insured limit.

The use of hedging transactions involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties to the contracts novated to the Trust by SandRidge have an “investment grade” credit rating. SandRidge, on behalf of the Trust, monitors on an ongoing basis the credit rating of the hedging counterparties. The Trust has a master netting agreement with its derivative contract counterparties, which allows the Trust to net amounts due from and owed to the same counterparty. As a result of the netting provision, the Trust’s maximum amount of loss under the hedging transaction due to credit risk of the counterparties to the novated contracts is limited to the net amount due from the counterparties under the derivatives. As of December 31, 2013, the counterparty to the contracts novated to the Trust by SandRidge consisted of one financial institution. The Trust is not required to post additional collateral under the derivative contract.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

3. Income Taxes

The Trust is treated for federal and applicable state income tax purposes as a partnership. For U.S. federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership is typically treated in the same manner as it is for U.S. federal income tax purposes. However, the Trust’s activities result in the Trust having nexus in Texas and, therefore, make it subject to the Texas franchise tax. Texas franchise tax is treated as an income tax for financial statement purposes and the Trust will be required to pay Texas franchise tax each year at a maximum effective rate of 0.7% of its gross income apportioned to Texas in the prior year. The Trust records Texas franchise tax when paid. The Trust paid its 2012 Texas franchise tax of approximately $0.4 million during the year ended December 31, 2013 and paid its 2011 Texas franchise tax of approximately $0.2 million during the year ended December 31, 2012. The Trust’s estimated 2013 Texas franchise tax liability of approximately $0.4 million will be paid during 2014.

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

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2013
First Quarter	September 1, 2012 — November 30, 2012	January 31, 2013	March 1, 2013	$31.7	$0.603	$0.603
Second Quarter	December 1, 2012 — February 28, 2013	April 25, 2013	May 30, 2013	$24.8	$0.512	$0.353
Third Quarter	March 1, 2013 — May 31, 2013	July 25, 2013	August 29, 2013	$30.7	$0.585	$0.585
Fourth Quarter	June 1, 2013 — August 31, 2013	October 24, 2013	November 29, 2013	$34.2	$0.652	$0.652

Calendar Quarter 2012
First Quarter	September 1, 2011 — November 30, 2011	February 2, 2012	February 29, 2012	$29.1	$0.554	$0.554
Second Quarter	December 1, 2011 — February 29, 2012	April 30, 2012	May 30, 2012	$30.5	$0.582	$0.582
Third Quarter	March 1, 2012 — May 31, 2012	July 26, 2012	August 29, 2012	$30.1	$0.574	$0.574
Fourth Quarter	June 1, 2012 — August 31, 2012	November 1, 2012	November 29, 2012	$32.8	$0.625	$0.625

Calendar Quarter 2011
First Quarter	N/A	N/A	N/A	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A	N/A	N/A	N/A
Third Quarter	N/A	N/A	N/A	N/A	N/A	N/A
Fourth Quarter	April 1, 2011 — August 31, 2011	October 28, 2011	November 30, 2011	$37.9	$0.723	$0.723

On February 28, 2014, the Trust will pay a cash distribution covering production for the period from September 1, 2013 to November 30, 2013. See Note 8 for further discussion.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at December 31, 2013 or 2012.

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

6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year, beginning in 2017. The Trustee’s administrative fees paid during the years ended December 31, 2013, 2012 and 2011 totaled approximately $150,000, $150,000 and $47,500, respectively.

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

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $295.0 million, subject to adjustment as described below. As SandRidge fulfills its drilling obligation over time, the total amount that may be recovered is proportionately reduced and the Trust Development Wells drilled and perforated for completion are released from the lien. If SandRidge does not fulfill its drilling obligation by March 31, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. As of December 31, 2013, SandRidge had drilled and perforated for completion approximately 683 equivalent Trust Development Wells, and, accordingly, the maximum amount potentially recoverable under the Drilling Support Lien had been reduced to approximately $68.0 million.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge, effective April 1, 2011, that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. The Trust paid administrative fees to SandRidge equal to $300,000 during the years ended December 31, 2013 and 2012, respectively, and $75,000 during the year ended 2011.

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

The following tables present, as of December 31, 2013, the notional amount and weighted average fixed price of the open contracts underlying the derivatives agreement and the contracts that have been novated to the Trust. The combined volume in the tables below reflects the total volume of oil derivative contracts for the Trust.

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

7. Major Customers

For the years ended December 31, 2013, 2012 and 2011, sales of production attributable to the Royalty Interests exceeding 10% of the Trust’s total revenues were made to the following oil or natural gas purchasers:

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

	2013
	Sales	% of Revenue
	(in thousands)
Enterprise Crude Oil LLC	$104,419	85.4%
Conoco Phillips Company	$12,703	10.4%

	2012
	Sales	% of Revenue
	(in thousands)
Enterprise Crude Oil LLC	$110,798	87.6%

	2011
	Sales	% of Revenue
	(in thousands)
Enterprise Crude Oil LLC	$35,559	87.2%

8. Subsequent Events

On January 30, 2014, the Trust declared a cash distribution of $0.641 per unit covering production for the three-month period from September 1, 2013 to November 30, 2013 for record unitholders as of February 14, 2014. The distribution will be paid on February 28, 2014. Distributable income for September 1, 2013 to November 30, 2013 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$35,425
Derivative settlements, net	837
Total revenues	36,262
Expenses
Post-production expenses	30
Production taxes	1,668
Cash reserves withheld by Trustee(1)	887
Total expenses	2,585
Distributable income available to unitholders	$33,677
Distributable income per unit (52,500,000 units issued and outstanding)	$0.641

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

9. Supplemental Information on Oil and Natural Gas Producing Activities

The following supplemental information includes capitalized costs related to oil and natural gas producing activities; costs incurred in oil and natural gas property acquisition, exploration and development; and the results of operations for oil and natural gas producing activities. Supplemental information is also provided for oil, NGL and natural gas production and average sales prices; the estimated quantities of proved oil, NGL and natural gas reserves; the standardized measure of discounted future net cash flows associated with proved oil, NGL and natural gas reserves; and a summary of the changes in the standardized measure of discounted future net cash flows associated with proved oil, NGL and natural gas reserves. This supplemental information was prepared on an accrual basis, which is the basis upon which SandRidge and the Underlying Properties maintain their records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31, 2013
		For the period
	Modified Cash Basis(1)	September 1, 2012 to December 31, 2012	September 1, 2013 to December 31, 2013	Accrual Basis (2)

Production Data(Unaudited)
Oil (MBbls)	1,306.3	(444.5)	455.1	1,316.9
NGL (MBbls)	136.0	(45.5)	47.6	138.1
Natural Gas (MMcf)	386.5	(128.2)	148.3	406.6

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

	Year Ended December 31, 2013
		For the period
	Modified Cash Basis(1)	September 1, 2012 to December 31, 2012	September 1, 2013 to December 31, 2013	Accrual Basis (2)
Combined equivalent volumes (MBoe)	1,506.7	(511.4)	527.5	1,522.8

Royalty Income (in thousands)	$122,256	$(39,324)	$46,012	$128,944
Expenses (in thousands):
Post-production costs	115	(12)	24	127
Property taxes	2,231	(1,774)	1,947	2,404
Production taxes	5,735	(1,844)	2,167	6,058
	$114,175	$(35,694)	$41,874	$120,355

	Year Ended December 31, 2012
		For the period
	Modified Cash Basis(3)	September 1, 2011 to December 31, 2011	September 1, 2012 to December 31, 2012	Accrual Basis (4)

Production Data(Unaudited)
Oil (MBbls)	1,320.8	(414.5)	444.5	1,350.8
NGL (MBbls)	140.3	(40.2)	45.5	145.6
Natural Gas (MMcf)	389.7	(117.0)	128.2	400.9
Combined equivalent volumes (MBoe)	1,526.0	(474.2)	511.4	1,563.2

Royalty Income (in thousands)	$126,464	$(39,642)	$39,324	$126,146
Expenses (in thousands):
Post-production costs	117	(33)	12	96
Property taxes	571	(170)	1,774	2,175
Production taxes	6,008	(1,897)	1,844	5,955
	$119,768	$(37,542)	$35,694	$117,920

	Year Ended December 31, 2011
		For the period
	Modified Cash Basis(5)	April 1, 2011 to August 16, 2011	September 1, 2011 to December 31, 2011	Accrual Basis (6)

Production Data(Unaudited)
Oil (MBbls)	407.8	(354.5)	414.5	467.8
NGL (MBbls)	45.2	(39.7)	40.2	45.7
Natural Gas (MMcf)	119.9	(105.5)	117.0	131.4
Combined equivalent volumes (MBoe)	473.0	(411.8)	474.2	535.4

Royalty Income (in thousands)	$40,795	$(36,007)	$39,642	$44,430
Expenses (in thousands):
Post-production costs	22	(18)	33	37
Property taxes	225	(202)	170	193
Production taxes	1,959	(1,729)	1,897	2,127
	$38,589	$(34,058)	$37,542	$42,073

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

(1)                  Production volumes attributable to the Royalty Interests and related revenues and expenses included in SandRidge’s 2013 net revenue distributions to the Trust. Represents production from September 1, 2012 to August 31, 2013.

(2)                 Production volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis for the year ended December 31, 2013.

(3)                  Production volumes attributable to the Royalty Interests and related revenues and expenses included in SandRidge’s 2012 net revenue distributions to the Trust. Represents production from September 1, 2011 to August 31, 2012.

(4)                  Production volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis for the year ended December 31, 2012.

(5)                  Production volumes attributable to the Royalty Interests and related revenues and expenses included in SandRidge’s 2011 net revenue distribution to the Trust. Represents production from April 1, 2011 to August 31, 2011.

(6)                  Production volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from the date of conveyance, August 16, 2011, through December 31, 2011.

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Trust’s capitalized costs consisted of the following (in thousands):

	December 31,
	2013	2012	2011
Investment in royalty interests
Proved(1)	$549,831	$549,831	$549,831
Unproved	—	—	—
Total investment in royalty interests	549,831	549,831	549,831
Less accumulated amortization	(109,946)	(62,604)	(23,121)
Net investment in royalty interests	$439,885	$487,227	$526,710

(1)                  Royalty Interests conveyed to the Trust by SandRidge consist of interests in proved properties only.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

The conveyance of the Royalty Interests was accounted for as a transfer of properties between entities under common control and recorded by the Trust at SandRidge’s historical cost, which was $549.8 million. The Trust delivered the net proceeds of its initial public offering, or $580.6 million, along with 4,875,000 common units and 13,125,000 subordinated units, to certain wholly owned subsidiaries of SandRidge in exchange for the conveyance of the Royalty Interests to the Trust in August 2011. The Trust is not responsible for any costs incurred to drill the Trust Development Wells. As such, the Trust did not incur any costs in the exploration or development of oil and natural gas properties during any of the years ended December 31, 2013, 2012 or 2011.

Results of Operations for Oil and Natural Gas Producing Activities (Unaudited)

The Trust’s results of operations from oil and natural gas producing activities for each of the years 2013, 2012 and 2011 are shown in the following table (in thousands):

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2013
Revenues(1)	$128,944
Expenses(1)(2)
Post-production costs	127
Property taxes	2,404
Production taxes	6,058
Amortization expense(3)	47,342
Income before income taxes	73,013
Income taxes(4)	451
Results of operations for oil and natural gas producing activities (excluding general and administrative costs and derivative settlements of the Trust)	$72,562

For the Year Ended December 31, 2012
Revenues(5)	$126,146
Expenses(2)(5)
Post-production costs	96
Property taxes	2,175
Production taxes	5,955
Amortization expense(3)	39,483
Income before income taxes	78,437
Income taxes(4)	442
Results of operations for oil and natural gas producing activities (excluding general and administrative costs and derivative settlements of the Trust)	$77,995

For the Year Ended December 31, 2011
Revenues(6)	$44,430
Expenses(2)(6)
Post-production costs	37
Property taxes	193
Production taxes	2,127
Amortization expense(3)	23,121
Income before income taxes	18,952
Income taxes(4)	156
Results of operations for oil and natural gas producing activities (excluding general and administrative costs and derivative settlements of the Trust)	$18,796

(1)                  Revenues and post-production costs attributable to volumes produced from January 1, 2013 to December 31, 2013, regardless of whether proceeds from the sale of production have been remitted to the Trust by SandRidge.

(2)                  The Trust does not bear any well operating costs.

(3)                  Amortization is recorded by the Trust as volumes are produced and does not reduce distributable income, but rather, is recorded directly to trust corpus.

(4)                  Reflect Trust’s effective state income tax rate of 0.35%.  The Trust is not required to pay federal income tax.

(5)                  Revenues and post-production costs attributable to volumes produced from January 1, 2012 to December 31, 2012, regardless of whether proceeds from the sale of production have been remitted to the Trust by SandRidge.

(6)                  Revenues and post-production costs attributable to volumes produced from August 16, 2011, the date of conveyance, to December 31, 2011, regardless of whether proceeds from the sale of production have been remitted to the Trust by SandRidge.

Oil, NGL and Natural Gas Reserve Quantities (Unaudited)

Proved reserves are those quantities of oil, NGL and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, based on prices used to estimate reserves, from a given date forward from known reservoirs, and under existing economic conditions, operating methods, and government regulation before the time of which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are proved reserves expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively large major expenditure is required for recompletion.

Netherland, Sewell & Associates, Inc. (“Netherland Sewell”), independent oil and natural gas consultants, prepared the estimates of proved reserves of oil, NGLs and natural gas attributable to the Royalty Interests as of December 31, 2013, 2012 and 2011. Netherland Sewell are independent petroleum engineers, geologists, geophysicists and petrophysicists and do not own an interest in the Trust or its properties and are not employed on a contingent basis.

Based on its review of the estimates of proved reserves made by the independent petroleum engineers, SandRidge has advised the Trustee that the geoscience and engineering data examined provides reasonable assurance that the proved reserves are economically producible in future years from known reservoirs, and under existing economic conditions, operating methods and governmental regulations. Estimates of proved reserves are subject to change, either positively or negatively, as additional information is available and contractual and economic conditions change.

The table below represents the estimate of proved reserves attributable to the Trust’s net interest in oil and natural gas properties, all of which are located in the continental United States, based upon the evaluation by the Trustee and its independent

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

petroleum engineers of pertinent geoscience and engineering data in accordance with the SEC’s regulations. Estimates of the Trust’s proved reserves have been prepared by independent reservoir engineers and geoscience professionals and are reviewed by members of the SandRidge’s senior management with professional training in petroleum engineering to ensure that rigorous professional standards and the reserve definitions prescribed by the SEC are consistently applied.

The summary below presents changes in the Trust’s estimated reserves during the years ended December 31, 2011, 2012 and 2013.

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)(1)
Proved developed and undeveloped reserves
As of December 31, 2010	—	—	—
Conveyance of Royalty Interests by SandRidge	18,814.1	1,926.3	4,912.1
Revisions of previous estimates	(303.0)	826.5	2,389.8
Extensions and discoveries	—	—	—
Production(2)	(467.8)	(45.7)	(131.4)
As of December 31, 2011	18,043.3	2,707.1	7,170.5
Revisions of previous estimates	(1,447.6)	(670.8)	(1,560.7)
Extensions and discoveries	—	—	—
Production(3)	(1,350.8)	(145.6)	(400.9)
As of December 31, 2012	15,244.9	1,890.7	5,208.9
Revisions of previous estimates	(1,624.6)	(429.3)	(831.1)
Extensions and discoveries	—	—	—
Production(4)	(1,316.9)	(138.1)	(406.6)
As of December 31, 2013	12,303.4	1,323.3	3,971.2
Proved developed reserves(5)
As of December 31, 2011	7,462.8	847.1	2,243.9
As of December 31, 2012	9,400.1	1,032.1	2,843.4
As of December 31, 2013	9,624.6	1,043.7	3,163.9
Proved undeveloped reserves(5)
As of December 31, 2011	10,580.5	1,860.0	4,926.6
As of December 31, 2012	5,844.8	858.6	2,365.5
As of December 31, 2013	2,678.8	279.6	807.3

(1)                  Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

(2)                  Volumes produced from August 16, 2011, the date of Royalty Interest conveyance, to December 31, 2011, regardless of whether proceeds from the sale of such production have been remitted to the Trust by SandRidge.

(3)                  Volumes produced from January 1, 2012 to December 31, 2012 regardless of whether proceeds from the sale of such production have been remitted to the Trust by SandRidge

(4)                  Volumes produced from January 1, 2013 to December 31, 2013 regardless of whether proceeds from the sale of such production have been remitted to the Trust by SandRidge

(5)                  Estimated proved reserves were determined using a 12-month average price for oil, NGLs and natural gas.

The Trust recognized net reductions to oil, NGLs and natural gas reserves associated with proved properties in the AMI of approximately 2,192.4 MBoe as a result of negative revisions due to well performance and pricing during 2013. Additionally, approximately 1,069.2 MBoe were converted from proved undeveloped reserves to proved developed reserves during 2013 as SandRidge drilled the Trust Development Wells in order to fulfill its drilling obligation.

The Trust recognized net reductions to oil, NGLs and natural gas reserves associated with proved properties in the AMI of approximately 2,378.5 MBoe as a result of negative revisions due to well performance and pricing during 2012. Additionally, approximately 3,171.9 MBoe were converted from proved undeveloped reserves to proved developed reserves during 2012 as SandRidge drilled the Trust Development Wells in order to fulfill its drilling obligation.

During 2011, the Trust recognized additions to oil, NGLs and natural gas reserves associated with proved properties in the AMI of approximately 921.8 MBoe as a result of positive revisions due to well performance.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The assumptions underlying the computation of the standardized measure of discounted cash flows are summarized as follows:

•                  the standardized measure includes estimates of proved oil, NGL and natural gas reserves and projected future production volumes based upon economic conditions;

•                  pricing is applied based upon 12-month average market prices at December 31, 2013, 2012 and 2011. The calculated weighted average per unit prices for the Trust’s proved reserves and future net revenues were as follows;

	December 31,
	2013	2012	2011
Oil (per barrel)	$94.81	$90.49	$93.21
NGL (per barrel)	$32.10	$38.45	$53.47
Natural Gas (per Mcf)	$2.68	$1.98	$2.94

•                  a discount factor of 10% per year is applied annually to the future net cash flows; and

•                  future income tax expenses are computed based upon the estimated effective state income tax rate of 0.35%. The Trust is not required to pay federal income taxes.

The summary below presents the Trust’s future net cash flows relating to proved oil, NGL and natural gas reserves based on the standardized measure in ASC Topic 932 (in thousands).

As of December 31, 2013
Future cash inflows from production	$1,219,582
Future production costs(1)	(85,901)
Future income taxes	(4,269)
Undiscounted future net cash flows	1,129,412
10% annual discount	(545,115)
Standardized measure of discounted future net cash flows	$584,297

As of December 31, 2012
Future cash inflows from production	$1,462,531
Future production costs(1)	(104,011)
Future income taxes	(5,119)
Undiscounted future net cash flows	1,353,401
10% annual discount	(650,446)
Standardized measure of discounted future net cash flows	$702,955

As of December 31, 2011
Future cash inflows from production	$1,847,669
Future production costs(1)	(133,432)
Future income taxes	(6,467)
Undiscounted future net cash flows	1,707,770
10% annual discount	(764,941)
Standardized measure of discounted future net cash flows	$942,829

(1)              Includes the Trust’s proportionate share of production taxes and post-production costs. The Trust does not bear any development or operational costs related to wells.

The following table represents the Trust’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

Present value as of December 31, 2010	$—
Conveyance of Royalty Interests by SandRidge	835,383
Revenues less post-production and other costs	(42,072)
Net changes in prices, production and other costs	62,394
Revisions of previous quantity estimates	24,964
Accretion of discount	35,024
Net changes in income taxes	(3,571)
Timing differences and other(1)	30,707
Net change for the year	942,829
Present value as of December 31, 2011	$942,829

Revenues less post-production and other costs	(117,920)
Net changes in prices, production and other costs	(38,348)
Revisions of previous quantity estimates	(93,237)
Accretion of discount	84,475
Net changes in income taxes	912
Timing differences and other(1)	(75,756)
Net change for the year	(239,874)
Present value as of December 31, 2012	$702,955

Revenues less post-production and other costs	(120,355)
Net changes in prices, production and other costs	35,650
Revisions of previous quantity estimates	(89,160)
Accretion of discount	64,163
Net changes in income taxes	450
Timing differences and other(1)	(9,406)
Net change for the year	(118,658)
Present value as of December 31, 2013	$584,297

(1)                  Changes in timing differences and other are related to revisions in the estimated timing of production and development.

10. Quarterly Financial Results (Unaudited)

The Trust’s operating results for each calendar quarter of 2013 and 2012 are summarized below (in thousands, except per unit data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(1)	(2)	(3)	(4)
2013
Royalty income	$30,605	$24,384	$30,433	$36,834
Distributable income available to unitholders	$31,992	$24,513	$30,718	$33,447
Distributable income per common unit	$0.609	$0.512	$0.585	$0.637
Distributable income per subordinated unit	$0.609	$0.332	$0.585	$0.637

	(5)	(6)	(7)	(8)
2012
Royalty income	$29,166	$32,373	$33,193	$31,731
Distributable income available to unitholders	$28,443	$30,316	$31,794	$31,824
Distributable income per common unit	$0.542	$0.577	$0.606	$0.606
Distributable income per subordinated unit	$0.542	$0.577	$0.606	$0.606

(1)         Includes proceeds attributable to production from the Royalty Interests from September 1, 2012 to November 30, 2012.

(2)         Includes proceeds attributable to production from the Royalty Interests from December 1, 2012 to February 28, 2013.

(3)         Includes proceeds attributable to production from the Royalty Interests from March 1, 2013 to May 31, 2013.

(4)         Includes proceeds attributable to production from the Royalty Interests from June 1, 2013 to August 31, 2013.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

(5)         Includes proceeds attributable to production from the Royalty Interests from September 1, 2011 to November 30, 2011.

(6)         Includes proceeds attributable to production from the Royalty Interests from December 1, 2011 to February 29, 2012.

(7)         Includes proceeds attributable to production from the Royalty Interests from March 1, 2012 to May 31, 2012.

(8)         Includes proceeds attributable to production from the Royalty Interests from June 1, 2012 to August 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDRIDGE PERMIAN TRUST

	By	The Bank of New York Mellon
Trust Company, N.A., Trustee

		By:	/s/ Michael J. Ulrich
Michael J. Ulrich
Vice President

February 28, 2014

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Trust of SandRidge Permian Trust	S-1	333-174492	3.1	05/25/2011

3.2	Trust Agreement of SandRidge Permian Trust, dated May 12, 2011	S-1	333-174492	4.1	05/25/2011

3.3	Amended and Restated Trust Agreement, dated as of August 16, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35274	4.1	08/19/2011

3.4	Amendment No. 1 to Amended and Restated Trust Agreement, dated June 18, 2012, by The Bank of New York Mellon Trust Company, N.A.	10-Q	001-35274	3.3	08/13/2012

10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.3	08/19/2011

10.2	Perpetual Overriding Royalty Interest Conveyance (Development), by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.4	08/19/2011

10.3	Assignment of Overriding Royalty Interest, by and between Mistmada Oil Company and SandRidge Permian Trust	8-K	001-35274	10.5	08/19/2011

10.4	Term Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35274	10.1	08/19/2011

10.5	Term Overriding Royalty Interest Conveyance (Development), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35274	10.2	08/19/2011

10.6	Administrative Services Agreement, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.6	08/19/2011

10.7	Development Agreement, by and between SandRidge Energy, Inc., SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.7	08/19/2011

10.8	Deed of Trust, dated as of August 16, 2011, by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.9	08/19/2011

10.9	Derivatives Agreement, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.8	08/19/2011

10.10	Registration Rights Agreement, dated as of August 16, 2011, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.10	08/19/2011

10.11	Novation Agreement dated April 12, 2012 by and among SandRidge Permian Trust, SandRidge Energy, Inc., and Morgan Stanley Capital Group Inc.	8-K	001-35274	10.1	04/13/12

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.12	Deed of Trust and Security Agreement from SandRidge Permian Trust, as Mortgagor, to Martha Wach, as Trustee, for the benefit of Wilmington Trust, National Association, as Collateral Agent, as Mortgagee, dated as of August 19, 2011	10-Q	001-35274	10.2	05/14/12

10.13	Novation Agreement dated March 13, 2013 by and among SandRidge Permian Trust, SandRidge Energy, Inc., and Morgan Stanley Capital Group Inc	10-Q	001-35274	10.1	05/10/13

23.1	Consent of Netherland, Sewell & Associates, Inc.					*

23.2	Consent of PricewaterhouseCoopers LLP.					*

31.1	Section 302 Certification					*

32.1	Section 906 Certification					*

99.1	Report of Netherland, Sewell & Associates, Inc.					*