Form 10-Q
period 2014-06-30
SandRidge Permian Trust
filed 2014-08-08
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, 39,375,000 Common Units and 13,125,000 Subordinated Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended June 30, 2014

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,980	$4,007

Investment in royalty interests	549,831	549,831
Less: accumulated amortization	(132,830)	(109,946)
Net investment in royalty interests	417,001	439,885

Total assets	$419,981	$443,892
TRUST CORPUS

Trust corpus, 39,375,000 common units and 13,125,000 subordinated units issued and outstanding at June 30, 2014 and December 31, 2013	$419,981	$443,892

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues
Royalty income	$30,992	$24,384	$66,417	$54,989
Derivative settlements, net	1,228	2,701	2,586	6,449

Total revenues	32,220	27,085	69,003	61,438
Expenses
Post-production expenses	25	30	55	52
Property taxes	—	—	1,940	1,767
Production taxes	1,460	1,140	3,128	2,572
Franchise taxes	440	—	440	442
Trust administrative expenses	450	236	942	788
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	193	1,166	(1,352)	(688)
Total expenses	2,568	2,572	5,153	4,933

Distributable income available to unitholders	29,652	24,513	63,850	56,505

Distributable income per common unit (39,375,000 units issued and outstanding)	$0.608	$0.512	$1.259	$1.121
Distributable income per subordinated unit (13,125,000 units issued and outstanding)	$0.435	$0.332	$1.086	$0.941

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Trust corpus, beginning of period	$443,892	$491,395
Amortization of investment in royalty interests	(22,884)	(21,626)
Net cash reserves used	(1,352)	(688)
Distributable income	63,850	56,505
Distributions paid or payable to unitholders	(63,525)	(56,452)
Trust corpus, end of period	$419,981	$469,134

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in August 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust common units and 13,125,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At June 30, 2014, SandRidge owned 13,125,000 Trust subordinated units and no common units, or 25% of all Trust units.

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

As specified in the development agreement executed by the Trust with SandRidge (see Note 4), SandRidge is credited for having drilled one full Trust Development Well if the well is drilled and perforated for completion to the Grayburg/San Andres formation and SandRidge’s net revenue interest in the well is equal to 69.3%. The actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest in each well. At June 30, 2014, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 785 additional wells (equivalent to approximately 812 Trust Development Wells under the development agreement as described in Note 4) that were drilled and perforated for completion between April 1, 2011 and June 30, 2014, and (c) the equivalent of approximately 76 Trust Development Wells to be drilled within the AMI.

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

The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions. The subordinated units, all of which are held by SandRidge, constitute 25% of the Trust units issued and outstanding. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). On the day following the end of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation, the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions in respect of subsequent periods will terminate. Distributions made to common units in respect of subsequent periods will no longer have the benefit of the Subordination Threshold or be subject to the Incentive Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, property tax and Texas franchise tax, on or about 60 days following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in August 2014. A summary of the Trust’s distributions to unitholders during the six-month period ended June 30, 2014 and the year ended December 31, 2013 is as follows:

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2014
First Quarter	September 1, 2013 — November 30, 2013	January 30, 2014	February 28, 2014	$33.7	$0.641	$0.641
Second Quarter	December 1, 2013 — February 28, 2014	April 24, 2014	May 30, 2014	$29.9	$0.608	$0.452

Calendar Quarter 2013
First Quarter	September 1, 2012 — November 30, 2012	January 31, 2013	March 1, 2013	$31.7	$0.603	$0.603
Second Quarter	December 1, 2012 — February 28, 2013	April 25, 2013	May 30, 2013	$24.8	$0.512	$0.353
Third Quarter	March 1, 2013 — May 31, 2013	July 25, 2013	August 29, 2013	$30.7	$0.585	$0.585
Fourth Quarter	June 1, 2013 — August 31, 2013	October 24, 2013	November 29, 2013	$34.2	$0.652	$0.652

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. The Trustee’s administrative fees paid during each of the three-month periods ended June 30, 2014 and 2013, totaled approximately $38,000. The Trustee’s administrative fees paid during each of the six-month periods ended June 30, 2014 and 2013, totaled approximately $75,000.

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

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $295.0 million, subject to adjustment as described below. As SandRidge fulfills its drilling obligation over time, the total amount that may be recovered is proportionately reduced and the Trust Development Wells drilled and perforated for completion are released from the lien. If SandRidge does not fulfill its drilling obligation by March 31, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. As of June 30, 2014, SandRidge had drilled and perforated for completion approximately 812 equivalent Trust Development Wells, and, accordingly, the maximum amount potentially recoverable under the Drilling Support Lien had been reduced to approximately $25.1 million.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the three-month period ended June 30, 2014, the Trust paid administrative fees to SandRidge equal to $150,000. There were no amounts paid to SandRidge for administrative fees during the three-month period ended June 30, 2013. During the six-month periods ended June 30, 2014 and 2013, the Trust paid administrative fees to SandRidge equal to $225,000 and $150,000, respectively.

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

The following tables present, as of June 30, 2014, the notional amount and weighted average fixed price of the open contracts underlying the derivatives agreement and the contracts that have been novated to the Trust. The combined volume in the tables below reflects the total volume of oil derivative contracts for the Trust.

Oil Contracts Underlying the Derivatives Agreement

	Notional (MBbl)	Weighted Avg. Fixed Price
July 2014 — December 2014	408	$101.75
January 2015 — March 2015	163	$100.90

Oil Contracts Underlying the Derivatives Agreement and Novated to the Trust

	Notional (MBbl)	Weighted Avg. Fixed Price
July 2014 — December 2014	303	$101.75
January 2015 — March 2015	141	$100.90

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at June 30, 2014 or December 31, 2013.

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

6. Subsequent Events

Distribution to Unitholders. On July 31, 2014, the Trust declared a cash distribution of $0.632 per common unit and $0.432 per subordinated unit covering production for the three-month period from March 1, 2014  to May 31, 2014 for record holders as of August 14, 2014. The distribution will be paid on or about August 29, 2014. Distributable income for March 1, 2014  to May 31, 2014 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$33,115
Derivative settlements, net	110
Total revenues	33,225
Expenses
Post-production expenses	26
Production taxes	1,558
Cash reserves withheld by Trustee (1)	1,083
Total expenses	2,667
Distributable income available to unitholders	$30,558
Distributable income per common unit (39,375,000 units issued and outstanding)	$0.632
Distributable income per subordinated unit (13,125,000 units issued and outstanding)	$0.432

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

Properties. As of June 30, 2014, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 785 additional wells (equivalent to approximately 812 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between April 1, 2011 and June 30, 2014, and (c) the equivalent of approximately 76 Trust Development Wells to be drilled within an AMI consisting of approximately 16,700 gross acres (15,300 net acres) in Andrews County, Texas.

SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells on or before March 31, 2016. SandRidge is not permitted to drill and complete any well within the AMI for its own account, subject to certain exceptions, until it has satisfied the drilling obligation to the Trust. SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties, the balance of which is reduced as SandRidge fulfills its drilling obligation under the development agreement. At June 30, 2014, the amount potentially recoverable under the lien was approximately $25.1 million.

The Trust is not responsible for any costs related to the drilling of the Trust Development Wells or any other operating or capital costs related to the Underlying Properties. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled as of June 30, 2014 and December 31, 2013.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
June 30, 2014	517	812	76	1,405
December 31, 2013	517	683	205	1,405

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

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)

2014
Second quarter (3)	$0.63	$0.95
Third quarter	0.65	0.98
Fourth quarter	0.66	0.98

2015
First quarter	0.64	0.96
Second quarter	0.61	0.92
Third quarter	0.56	0.85
Fourth quarter	0.54	0.81

2016
First quarter	0.53	0.80
Second quarter	0.52	0.78
Third quarter	0.51	0.77
Fourth quarter	0.50	0.75

2017
First quarter	0.49	0.74

(1)         Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it.

(2)         The subordination period will terminate and the subordinated units will automatically convert into common units on a one-for-one basis after the fourth full calendar quarter following SandRidge’s completion of its drilling obligation, at which point the units will no longer be subject to the Subordination Threshold or have the benefit of the Incentive Threshold. Amounts have been rounded to two decimal places and are presented as set forth in the trust agreement. Actual distributions are declared and paid based upon a calculation carried out to three decimal places.

(3)         A distribution of $0.632 per common unit and $0.432 per subordinated unit was declared on July 31, 2014 and is expected to be paid on or about August 29, 2014. See Note 6 to the financial statements contained in Item 1 of this report for further discussion.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, NGLs and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from the Trust’s derivative counterparty. Information regarding the Trust’s production, pricing and costs for the three and six-month periods ended June 30, 2014 and 2013 is presented below.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014(1)	2013(2)	2014(3)	2013(4)
Production Data
Oil (MBbls)	319	293	662	632
NGL (MBbls)	29	32	66	68
Natural gas (MMcf)	96	94	206	189
Combined equivalent volumes (MBoe)	364	341	762	731
Average daily combined equivalent volumes (MBoe/d)	4.0	3.8	4.2	4.0

Well Data
Initial and Trust Development Wells producing - average	1,030	868	1,006	863

Revenues (in thousands)
Royalty income	$30,992	$24,384	$66,417	$54,989
Derivative settlements	1,228	2,701	2,586	6,449
Total revenue	$32,220	$27,085	$69,003	$61,438

Expenses (in thousands)
Post-production expenses	$25	$30	$55	$52
Property taxes	—	—	1,940	1,767
Production taxes	1,460	1,140	3,128	2,572
Franchise taxes	440	—	440	442
Trust administrative expenses	450	236	942	788
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	193	1,166	(1,352)	(688)
Total expenses	$2,568	$2,572	$5,153	$4,933
Distributable income available to unitholders	$29,652	$24,513	$63,850	$56,505

Average Prices
Oil (per Bbl)	$92.80	$78.84	$95.87	$82.72
NGL (per Bbl)	$35.62	$31.10	$34.83	$32.52
Combined oil and NGL (per Bbl)	$88.02	$74.13	$90.34	$77.88
Natural gas (per Mcf)	$3.42	$2.85	$3.09	$2.67
Combined equivalent (per Boe)	$85.05	$71.52	$87.12	$75.21

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$97.34	$88.98	$99.32	$92.83
NGL (per Bbl)	$35.62	$31.10	$34.83	$32.52
Combined oil and NGL (per Bbl)	$92.17	$83.28	$93.48	$87.01
Natural gas (per Mcf)	$3.16	$2.53	$2.83	$2.40
Combined equivalent (per Boe)	$88.96	$80.16	$90.04	$83.88

Expenses (per Boe)
Post-production	$0.07	$0.09	$0.07	$0.07
Production taxes	$4.01	$3.34	$4.10	$3.52

(1)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2014 (included in SandRidge’s May 2014 net revenue distribution to the Trust) represent oil, NGL and natural gas production from December 1, 2013 to February 28, 2014.

(2)        Production volumes and related revenues and expenses for the three-month period ended June 30, 2013 (included in SandRidge’s May 2013 net revenue distribution to the Trust) represent oil, NGL and natural gas production from December 1, 2012 to February 28, 2013.

(3)         Production volumes and related revenues and expenses for the six-month period ended June 30, 2014 (included in SandRidge’s February 2014 and May 2014 net revenue distributions to the Trust) represent oil, NGL and natural gas production from September 1, 2013 to February 28, 2014.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(4)         Production volumes and related revenues and expenses for the six-month period ended June 30, 2013 (included in SandRidge’s March 2013 and May 2013 net revenue distributions to the Trust) represent oil, NGL and natural gas production from September 1, 2012 to February 28, 2013.

(5)         Includes impact of derivative settlements attributable to production from December 1, 2013 to February 28, 2014 for the three-month period ended June 30, 2014 and from December 1, 2012 to February 28, 2013 for the three-month period ended June 30, 2013. Includes impact of derivative settlements attributable to production from September 1, 2013 to February 28, 2014 for the six-month period ended June 30, 2014 and from September 1, 2012 to February 28, 2013 for the six-month period ended June 30, 2013.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenues

Royalty Income. Royalty income received during the three-month period ended June 30, 2014 totaled $31.0 million compared to $24.4 million received during the three-month period ended June 30, 2013. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The increase in royalty income was primarily attributable to an increase in the average price received for oil production, excluding the impact of derivative settlements and post-production expenses, to $92.80 per Bbl during the three-month period ended June 30, 2014 from $78.84 per Bbl during the same period in 2013. The average price received for natural gas increased to $3.42 per Mcf during the three-month period ended June 30, 2014 from $2.85 per Mcf during the same period in 2013. Also contributing to the increase in royalty income was an increase in equivalent volumes produced as Trust Development Wells were completed and brought on production throughout 2013 and 2014. The net revenue distribution from SandRidge received by the Trust during the three-month period ended June 30, 2014 included royalty income attributable to production for the three-month period from December 1, 2013 to February 28, 2014 of 348 MBbls of oil and NGLs and 96 MMcf of natural gas, or 364 MBoe of combined production. The net revenue distribution from SandRidge received by the Trust during the three-month period ended June 30, 2013 included royalty income attributable to production for the three-month period from December 1, 2012 to February 28, 2013 of 325 MBbls of oil and NGLs and 94 MMcf of natural gas, or 341 MBoe of combined production.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through March 31, 2015 by the use of oil fixed price swaps. Net cash settlements received related to the Trust’s derivatives during the three-month period ended June 30, 2014 were approximately $1.2 million, and included (i) approximately $0.7 million received related to the conveyed contracts for production attributable to the Royalty Interests from December 1, 2013 to February 28, 2014, (ii) approximately $0.4 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from January 1, 2014 to February 28, 2014 and (iii) approximately $0.1 million received from the counterparty to the novated contracts for March 2014 production. Derivative settlements received during the three-month period ended June 30, 2014 related to March 2014 production will be included in the Trust’s August 2014 quarterly distribution. Total net derivative settlements received by the Trust for production from December 1, 2013 to February 28, 2014 were $1.4 million, including $0.3 received in February 2014 from the counterparty to the novated contracts for December 2013 production, which effectively increased the average price received for oil production for the related period by $4.54 per Bbl to $97.34 per Bbl. Net cash settlements received related to the Trust’s derivatives during the three-month period ended June 30, 2013 were approximately $2.7 million, and included (i) net settlements received of approximately $1.4 million related to the conveyed contracts for production from December 1, 2012 to February 28, 2013, (ii) approximately $0.8 million received from the counterparty to the novated contracts for production from January 1, 2013 to February 28, 2013 and (iii) approximately $0.5 million received from the counterparty to the novated contracts for March 2013 production. Total net derivative settlements received by the Trust for production from December 1, 2012 to February 28, 2013 were $3.0 million, including $0.8 million received in February 2013 from the counterparty to the novated contracts for December 2012 production, which effectively increased the average price received for oil production for the related period by $10.14 per Bbl to $88.98 per Bbl.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the three-month period ended June 30, 2014 totaled approximately $25,000 compared to approximately $30,000 for the three-month period ended June 30, 2013.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended June 30, 2014 totaled approximately $1.5 million, or $4.01 per Boe, and were approximately 4.7% of royalty income. Production taxes for the three-month period ended June 30, 2013 totaled approximately $1.1 million, or $3.34 per Boe, and were approximately 4.7% of royalty income.

Texas Franchise Tax. The Trust paid its Texas franchise tax for the year ended December 31, 2013 of approximately $0.4 million, or approximately 0.4% of 2013 royalty income, during the three-month period ended June 30, 2014. There were no amounts paid relating to Texas franchise taxes during the three-month period ended June 30, 2013.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended June 30, 2014 totaled approximately $0.5 million compared to approximately $0.2 million for the three-month period ended June 30, 2013. The increase in expense is attributable to the timing of administrative expense payments.

Distributable Income

Distributable income for the three-month period ended June 30, 2014 was $29.7 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.2 million (approximately $1.1 million withheld from the May 2014 cash distribution to unitholders partially offset by approximately $0.9 million used to pay Trust expenses during the period). Distributable income for the three-month period ended June 30, 2013 was $24.5 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $1.2 million (approximately $1.4 million withheld from the May 2013 cash distribution to unitholders partially offset by approximately $0.2 million used to pay Trust expenses during the period ).

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the three-month periods ended June 30, 2014 and 2013 as a result of the Trust’s subordination provisions. Because income available for distribution on the Trust common units for the May 2014 and 2013 distributions was below the Subordination Threshold, reduced distributions were paid to the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $1.5 million and $1.6 million more in distributions for the three-month periods ended June 30, 2014 and 2013, respectively, than such holders would have received had the subordination provisions not existed.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenues

Royalty Income. Royalty income received during the six-month period ended June 30, 2014 totaled $66.4 million compared to $55.0 million received during the six-month period ended June 30, 2013. The increase in royalty income was primarily attributable to an increase in the average price received for oil production, excluding the impact of derivative settlements and post-production expenses, to $95.87 per Bbl during the six-month period ended June 30, 2014 from $82.72 per Bbl during the same period in 2013. Also contributing to the increase in royalty income was an increase in equivalent volumes produced as Trust Development Wells were completed and brought on production throughout 2013 and 2014. The net revenue distributions from SandRidge received by the Trust during the six-month period ended June 30, 2014 included royalty income attributable to production for the six-month period from September 1, 2013 to February 28, 2014 of 728 MBbls of oil and NGLs and 206 MMcf of natural gas, or 762 MBoe of combined production. The net revenue distributions from SandRidge received by the Trust during the six-month period ended June 30, 2013 included royalty income attributable to production for the six-month period from September 1, 2012 to February 28, 2013 of 700 MBbls of oil and NGLs and 189 MMcf of natural gas, or 731 MBoe of combined production.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Derivative Settlements. Net cash settlements received related to the Trust’s derivatives during the six-month period ended June 30, 2014 were approximately $2.6 million, and included (i) approximately $1.0 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2013 to February 28, 2014, (ii) approximately $1.5 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2013 to February 28, 2014 and (iii) approximately $0.1 million received from the counterparty to the novated contracts for March 2014 production. Total net derivative settlements received by the Trust for production from September 1, 2013 to February 28, 2014 were $2.3 million, including the impact of $0.2 million paid in November 2013 to the counterparty to the novated contracts for September 2013 production, which effectively increased the average price received for oil production for the related period by $3.45 per Bbl to $99.32 per Bbl. Net cash settlements received related to the Trust’s derivatives during the six-month period ended June 30, 2013 were approximately $6.4 million, and included (i) approximately $2.7 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2012 to February 28, 2013, (ii) approximately $3.2 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2012 to February 28, 2013 and (iii) approximately $0.5 million received from the counterparty to the novated contracts for March 2013 production. Total net derivative settlements received by the Trust for production from September 1, 2012 to February 28, 2013 were $6.4 million, including $0.5 million received in November 2012 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $10.11 per Bbl to $92.83 per Bbl.

Expenses

Post-Production Expenses. Post-production expenses for the six-month period ended June 30, 2014 totaled approximately $55,000 compared to approximately $52,000 for the six-month period ended June 30, 2013.

Property Taxes. Property taxes paid during the six-month period ended June 30, 2014 totaled approximately $1.9 million compared to approximately $1.8 million for the six-month period ended June 30, 2013.

Production Taxes. Production taxes for the six-month period ended June 30, 2014 totaled approximately $3.1 million, or $4.10 per Boe, and were approximately 4.7% of royalty income. Production taxes for the six-month period ended June 30, 2013 totaled approximately $2.6 million, or $3.52 per Boe, and were approximately 4.7% of royalty income.

Texas Franchise Tax. The Trust paid its Texas franchise tax for the period ended December 31, 2013 of approximately $0.4 million, or approximately 0.4% of 2013 royalty income, during the six-month period ended June 30, 2014. The Trust paid its Texas franchise tax for the period ended December 31, 2012 of approximately $0.4 million, or approximately 0.4% of 2012 royalty income, during the six-month period ended June 30, 2013.

Trust Administrative Expenses. Trust administrative expenses for the six-month period ended June 30, 2014 totaled approximately $0.9 million compared to approximately $0.8 million for the six-month period ended June 30, 2013.

Distributable Income.

Distributable income for the six-month period ended June 30, 2014 was $63.9 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $1.3 million (approximately $3.3 million used to pay Trust expenses during the period partially offset by approximately $2.0 million withheld from the February 2014 and May 2014 cash distributions to unitholders). Distributable income for the six-month period ended June 30, 2013 was $56.5 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.7 million (approximately $3.0 million used to pay Trust expenses during the period partially offset by approximately $2.3 million withheld from the March 2013 and May 2013 cash distributions to unitholders).

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the six-month periods ended June 30, 2014 and 2013 as a result of the Trust’s subordination provisions. Since income available for distribution on the Trust common units for the May 2014 and 2013 distributions was below the Subordination Threshold, reduced distributions were paid to the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $1.5 million and $1.6 million more in distributions for the six-month periods ended June 30, 2014 and 2013, respectively, than such holders would have received had the subordination provisions not existed.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and the Trust’s derivative contracts, and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the financial statements contained in Part I, Item I of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge, payment of amounts owed under the Trust’s derivative contracts, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. The incentive distribution provisions will terminate concurrently with the subordination provisions. Under the conveyances granting the Royalty Interests, the Trust does not have any capital requirements related to drilling wells or any other operating and capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at June 30, 2014 or December 31, 2013.

Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparty and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparty. Additionally, the Trust receives payment directly from its counterparty to the contracts novated to the Trust by SandRidge and is required to pay any amounts owed under those contracts directly to the counterparty. Payments by the Trust to SandRidge or the counterparty to the novated contracts reduce, and could eliminate, distributions paid to unitholders.

2014 Trust Distributions to Unitholders. During the six months ended June 30, 2014, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2014
First Quarter	September 1, 2013 — November 30, 2013	January 30, 2014	February 28, 2014	$33.7
Second Quarter	December 1, 2013 — February 28, 2014	April 24, 2014	May 30, 2014	$29.9

Future Trust Distributions to Unitholders. During the three-month production period from March 1, 2014 to May 31, 2014, total sales volumes were lower than initial Trust estimates. The Trust Development Wells added during the period underperformed which impacted the production and distributable income for the period.On July 31, 2014, the Trust declared a cash distribution of $0.632 per common unit and $0.432 per subordinated unit covering production for the period for record unitholders as of August 14, 2014. The distribution will be paid on or about August 29, 2014 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$33,115
Derivative settlements, net	110
Total revenues	33,225
Expenses
Post-production expenses	26
Production taxes	1,558
Cash reserves withheld by Trustee(1)	1,083
Total expenses	2,667
Distributable income available to unitholders	$30,558
Distributable income per common unit (39,375,000 units issued and outstanding)	$0.632
Distributable income subordinated per unit (13,125,000 units issued and outstanding)	$0.432

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparty under certain of its derivative contracts with a third party, and the Trust pays SandRidge any amounts that SandRidge is required to pay its counterparty under such derivative contracts. Substantially concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparty, and is required to pay any amounts owed directly to the counterparty. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and has granted the counterparty a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent. Under the derivatives agreement, as Trust Development Wells are drilled, SandRidge has the right, under certain circumstances, to assign or novate to the Trust additional derivative contracts and did so in April 2012 and March 2013. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon New York Mercantile Exchange prices. The contracts underlying the derivatives agreement may not cover all of the future sales volumes of oil production from the Initial Wells as well as a portion of the anticipated future oil production from the Trust Development Wells through March 31, 2015. Except in limited circumstances involving the novation of an existing hedge, the Trust does not have the ability to enter into additional hedges. See Note 4 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil derivative contracts. The Trust received net settlement proceeds of approximately $2.6 million and $6.4 million related to the derivatives agreement and the Trust’s derivative contracts with its counterparty during the six-month periods ended June 30, 2014 and 2013, respectively.

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

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The

Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors has occurred during the six-month period ended June 30, 2014.

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

Date: August 8, 2014

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