Form 10-K/A
period 2013-12-31
SandRidge Permian Trust
filed 2014-09-25
CIK 1521168

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of SandRidge Permian Trust (the “Trust”) amends the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013 that was filed with the Securities and Exchange Commission on February 28, 2014 (the “Original Form 10-K”). This Amendment No. 1 does not reflect a change in the Trust’s results of operations or financial position as reported in the Original Form 10-K. This Amendment No. 1 is being filed solely for the purpose of correcting the Report of Independent Registered Public Accounting Firm to cover the statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013 rather than each of the two years in the period ended December 31, 2013 as indicated in the originally filed report. This Amendment No. 1 does not reflect events occurring after the periods indicated in the Original Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Item 15, as amended, is repeated in this Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, amended Item 15, the signature page, the amended exhibit index, the consents filed as Exhibits 23.3 and 23.4 under amended Item 15 and Exhibits 31.2 and 32.2.

i

SANDRIDGE PERMIAN TRUST

2013 ANNUAL REPORT ON FORM 10-K

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

1

Report of Independent Registered Public Accounting Firm

To the Unitholders of SandRidge Permian Trust and The Bank of New York Mellon Trust Company, N.A., Trustee:

We have audited the accompanying statements of assets and trust corpus of SandRidge Permian Trust (the “Trust”) as of December 31, 2013 and 2012, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013. We also have audited the Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of the Trust at December 31, 2013 and 2012, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

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

September 25, 2014

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Trust of SandRidge Permian Trust	S-1	333-174492	3.1	05/25/2011

3.2	Trust Agreement of SandRidge Permian Trust, dated May 12, 2011	S-1	333-174492	4.1	05/25/2011

3.3	Amended and Restated Trust Agreement, dated as of August 16, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35274	4.1	08/19/2011

3.4	Amendment No. 1 to Amended and Restated Trust Agreement, dated June 18, 2012, by The Bank of New York Mellon Trust Company, N.A.	10-Q	001-35274	3.3	08/13/2012

10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.3	08/19/2011

10.2	Perpetual Overriding Royalty Interest Conveyance (Development), by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.4	08/19/2011

10.3	Assignment of Overriding Royalty Interest, by and between Mistmada Oil Company and SandRidge Permian Trust	8-K	001-35274	10.5	08/19/2011

10.4	Term Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35274	10.1	08/19/2011

10.5	Term Overriding Royalty Interest Conveyance (Development), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35274	10.2	08/19/2011

10.6	Administrative Services Agreement, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.6	08/19/2011

10.7	Development Agreement, by and between SandRidge Energy, Inc., SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.7	08/19/2011

10.8	Deed of Trust, dated as of August 16, 2011, by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.9	08/19/2011

10.9	Derivatives Agreement, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.8	08/19/2011

10.10	Registration Rights Agreement, dated as of August 16, 2011, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.10	08/19/2011

10.11	Novation Agreement dated April 12, 2012 by and among SandRidge Permian Trust, SandRidge Energy, Inc., and Morgan Stanley Capital Group Inc.	8-K	001-35274	10.1	04/13/12

10.12	Deed of Trust and Security Agreement from SandRidge Permian Trust, as Mortgagor, to Martha Wach, as Trustee, for the benefit of Wilmington Trust, National Association, as Collateral Agent, as Mortgagee, dated as of August 19, 2011	10-Q	001-35274	10.2	05/14/12

10.13	Novation Agreement dated March 13, 2013 by and among SandRidge Permian Trust, SandRidge Energy, Inc., and Morgan Stanley Capital Group Inc	10-Q	001-35274	10.1	05/10/13

23.1	Consent of Netherland, Sewell & Associates, Inc.	10-K	001-35274	23.1	02/28/14

23.2	Consent of PricewaterhouseCoopers LLP.	10-K	001-35274	23.2	02/28/14

23.3	Consent of Netherland, Sewell & Associates, Inc.					*

23.4	Consent of PricewaterhouseCoopers LLP.					*

31.1	Section 302 Certification	10-K	001-35274	31.1	02/28/14

31.2	Section 302 Certification					*

32.1	Section 906 Certification	10-K	001-35274	32.1	02/28/14

32.2	Section 906 Certification					*

99.1	Report of Netherland, Sewell & Associates, Inc.	10-K	001-35274	99.1	02/28/14