Form 10-Q
period 2015-03-31
SandRidge Permian Trust
filed 2015-05-11
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, 39,375,000 Common Units and 13,125,000 Subordinated Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended March 31, 2015

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, information regarding target distributions, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”), which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash and cash equivalents	$4,838	$4,755

Investment in royalty interests	549,831	549,831
Less: accumulated amortization	(164,812)	(154,705)
Net investment in royalty interests	385,019	395,126

Total assets	$389,857	$399,881
TRUST CORPUS

Trust corpus, 39,375,000 common units and 13,125,000 subordinated units issued and outstanding at March 31, 2015 and December 31, 2014	$389,857	$399,881

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Revenues
Royalty income	$23,776	$35,425
Derivative settlements, net	7,760	1,358

Total revenues	31,536	36,783
Expenses
Post-production expenses	27	30
Property taxes	1,990	1,940
Production taxes	1,122	1,668
Franchise taxes	—	—
Trust administrative expenses	634	491
Cash reserves used, net of amounts withheld for current Trust expenses	(1,577)	(1,544)
Total expenses	2,196	2,585

Distributable income available to unitholders	$29,340	$34,198

Distributable income per common unit (39,375,000 issued and outstanding)	$0.656	$0.651
Distributable income per subordinated unit (13,125,000 issued and outstanding)	$0.267	$0.651

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Trust corpus, beginning of period	$399,881	$443,892
Amortization of investment in royalty interests	(10,107)	(11,440)
Net cash reserves used	(1,577)	(1,544)
Distributable income	29,340	34,198
Distributions paid or payable to unitholders	(27,680)	(33,653)
Trust corpus, end of period	$389,857	$431,453

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in August 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust common units and 13,125,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At March 31, 2015, SandRidge owned 13,125,000 Trust subordinated units and no common units, or 25% of all Trust units.

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas liquids (“NGL”)  and natural gas production attributable to SandRidge’s net revenue interest in 517 oil and natural gas wells developed as of April 1, 2011, including 21 wells awaiting completion at that time (the “Initial Wells”) and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, NGLs and natural gas production attributable to SandRidge’s net revenue interest in 888 development wells to be drilled (the “Trust Development Wells”) within an area of mutual interest. Pursuant to a development agreement entered into between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by March 31, 2016. SandRidge fulfilled this obligation in November 2014.

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

The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions. The subordinated units, all of which are held by SandRidge, constitute 25% of the Trust units issued and outstanding. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). On January 1, 2016, the day following the end of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation, the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions in respect of subsequent periods will terminate. Distributions made on common units in respect of subsequent periods will no longer have the benefit of the Subordination Threshold, nor will the common units be subject to the Incentive Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

The Trust will dissolve and begin to liquidate on March 31, 2031 (the “Termination Date”) and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves,

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

distributed to the unitholders on a pro rata basis. SandRidge has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. The Trust will not dissolve until the Termination Date unless any of the following occurs: (a) the Trust sells all of the royalty interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) Trust unitholders approve; or (d) the Trust is judicially dissolved. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

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

Interim Financial Statements. The accompanying unaudited financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2014 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2014 has been derived from audited financial statements. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the 2014 Form 10-K.

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in May 2015. A summary of the Trust’s distributions to unitholders during the three-month period ended March 31, 2015 and the year ended December 31, 2014 is as follows:

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2015
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$27.7	$0.656	$0.141

Calendar Quarter 2014
First Quarter	September 1, 2013 — November 30, 2013	January 30, 2014	February 28, 2014	$33.7	$0.641	$0.641
Second Quarter	December 1, 2013 — February 28, 2014	April 24, 2014	May 30, 2014	$29.9	$0.608	$0.452
Third Quarter	March 1, 2014 — May 31, 2014	July 31, 2014	August 29, 2014	$30.6	$0.632	$0.432
Fourth Quarter	June 1, 2014 – August 31, 2014	October 30, 2014	November 26, 2014	$28.2	$0.656	$0.184

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. The Trustee’s administrative fees paid during each of the three-month periods ended March 31, 2015 and 2014, totaled approximately $38,000.

Registration Rights Agreement. The Trust is party to a registration rights agreement pursuant to which the Trust has agreed to register the offering of the Trust units held by SandRidge and certain of its affiliates and permitted transferees upon request by SandRidge. The holders have the right to require the Trust to file no more than five registration statements in aggregate, one of which has been filed to date. The Trust does not bear any expenses associated with such transactions.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the three-month periods ended March 31, 2015 and 2014, the Trust paid administrative fees to SandRidge equal to $150,000 and $75,000, respectively.

Derivatives Agreement. The Trust is party to a derivatives agreement with SandRidge that provided the Trust with the economic effect of certain oil derivative contracts for production through March 31, 2015 that were entered into between SandRidge and a third party. Under the derivatives agreement, SandRidge paid the Trust amounts it received from its counterparty and the Trust paid SandRidge any amounts that SandRidge was required to pay such counterparty. Substantially concurrent with the execution of the derivatives agreement and in 2013 and 2012, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust received payment directly from the counterparty and was required to pay any amounts owed directly to the counterparty. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparty a lien on the Royalty Interests. Under the collateral agency agreement, the Trust paid a $15,000 annual fee to the collateral agent through 2015. The Trust’s derivative contracts consisted of fixed price swaps, under which the Trust received a fixed price for the contract and paid a floating market price over a specified period for a contracted volume. After all obligations, if any, remaining under the derivatives contracts relating to production through March 15, 2015 were or are satisfied, the derivatives agreement will be of no further effect, and the Trust will obtain a release of the collateral agency agreement.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at March 31, 2015 or December 31, 2014.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. The Trust’s derivative arrangements served to mitigate a portion of the effect of this price volatility through March 31, 2015. See Note 4 for a discussion of the Trust’s oil commodity derivative contracts.

6. Subsequent Events

Distribution to Unitholders. On April 30, 2015, the Trust declared a cash distribution of $0.640 per common unit and $0.154 per subordinated unit covering production for the three-month period from December 1, 2014 to February 28, 2015 for record holders as of May 15, 2015. The distribution will be paid on or about May 29, 2015. Distributable income for December 1, 2014 to February 28, 2015 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$13,348
Derivative settlements, net	15,403
Total revenues	28,751
Expenses
Post-production expenses	15
Production taxes	630
Cash reserves withheld by Trustee (1)	889
Total expenses	1,534
Distributable income available to unitholders	$27,217
Distributable income per common unit (39,375,000 units issued and outstanding)	$0.640
Distributable income per subordinated unit (13,125,000 units issued and outstanding)	$0.154

(1) Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2014 Form 10-K.

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

Recent Developments. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, NGLs and natural gas. The markets for these commodities are volatile and experienced significant pricing declines during the latter half of 2014 into 2015. Because of the time lag between production and the related payments to the Trust (for example, payments to the Trust for the three-month period ended March 31, 2015 were based on production from September 1, 2014 to November 30, 2014), the effects of recent lower prices experienced during December 2014 and the early months of 2015 have not yet been reflected in the payments to the Trust or in the distributions to the Trust unitholders.

Further, although distributions relating to production through March 31, 2015 are partially supported by hedging arrangements, such arrangements are not in place for production attributable to periods thereafter. The Trust received net settlement proceeds of approximately $7.8 million and $1.4 million during the three-month periods ended March 31, 2015 and 2014, respectively.

SandRidge fulfilled its drilling obligation to the Trust during November 2014. Accordingly, on January 1, 2016, the subordinated units will automatically convert into common units, and distributions made on common units in respect of subsequent periods will no longer have the benefit of the Subordination Threshold.

Properties. As of March 31, 2015, the Trust’s properties consisted of Royalty Interests in the Initial Wells and the Trust Development Wells, all of which are located in Andrews County, Texas.

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

The following table sets forth the approximate Subordination Threshold and Incentive Threshold for each remaining calendar quarter through the end of the subordination period, as set out in the trust agreement.

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)

2015
First quarter (3)	$0.64	$0.96
Second quarter	0.61	0.92
Third quarter	0.56	0.85
Fourth quarter	0.54	0.81

2016
First quarter	0.53	0.80

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

(3)         A distribution of $0.640 per common unit and $0.154 per subordinated unit was declared on April 30, 2015 and is expected to be paid on or about May 29, 2015. See Note 6 to the financial statements contained in Item 1 of this report for further discussion.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, NGLs and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from or paid to the Trust’s derivative counterparty. Information regarding the Trust’s production, pricing and costs for the three-month periods ended March 31, 2015 and 2014 is presented below.

	Three Months Ended March 31,
	2015(1)	2014(2)
Production Data
Oil (MBbls)	291	343
NGL (MBbls)	31	37
Natural gas (MMcf)	99	109
Combined equivalent volumes (MBoe)	338	398
Average daily combined equivalent volumes (MBoe/d)	3.7	4.4

Well data
Initial and Trust Development Wells producing - average	1,196	983

Revenues (in thousands)
Royalty income	$23,776	$35,425
Derivative settlements	7,760	1,358
Total revenue	$31,536	$36,783

Expenses (in thousands)
Post-production expenses	$27	$30
Property taxes	1,990	1,940
Production taxes	1,122	1,668
Franchise taxes	—	—
Trust administrative expenses	634	491
Cash reserves used for current Trust expenses, net of amounts withheld	(1,577)	(1,544)
Total expenses	$2,196	$2,585
Distributable income available to unitholders	$29,340	$34,198

Average Prices
Oil (per Bbl)	$77.79	$98.72
NGL (per Bbl)	$27.19	$34.20
Combined oil and NGL (per Bbl)	$72.98	$92.47
Natural gas (per Mcf)	$2.96	$2.81
Combined equivalent (per Boe)	$70.28	$89.01

Average Prices – including impact of derivative settlements and post-production expenses
Oil (per Bbl)(3)	$98.72	$101.16
NGL (per Bbl)	$27.19	$34.20
Combined oil and NGL (per Bbl)	$91.92	$94.67
Natural gas (per Mcf)	$2.69	$2.54
Combined equivalent (per Boe)	$88.22	$91.03

Expenses (per Boe)
Post-production	$0.08	$0.07
Production taxes	$3.32	$4.19

(1)         Production volumes and related revenues and expenses for the three-month period ended March 31, 2015 (included in SandRidge’s February 2015 net revenue distribution to the Trust) represent production from September 1, 2014 to November 30, 2014.

(2)        Production volumes and related revenues and expenses for the three-month period ended March 31, 2014 (included in SandRidge’s February 2014 net revenue distribution to the Trust) represent production from September 1, 2013 to November 30, 2013.

(3)     Includes impact of derivative settlements attributable to production from September 1, 2014 to November 30, 2014 for the three-month period ended March 31, 2015 and from September 1, 2013 to November 30, 2013 for the three-month period ended March 31, 2014.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues

Royalty Income. Royalty income received during the three-month period ended March 31, 2015 totaled $23.8 million compared to $35.4 million received during the three-month period ended March 31, 2014. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The decrease in royalty income was attributable to decreases in the average price received for oil production, excluding the impact of derivative settlements and post-production expenses, to $77.79 per Bbl during the three-month period ended March 31, 2015 from $98.72 per Bbl during the same period in 2014. Also contributing to the decrease in royalty income was a decrease in total volumes produced caused by natural declines in production. The net revenue distribution from SandRidge received by the Trust during the three-month period ended March 31, 2015 included royalty income attributable to production for the three-month period from September 1, 2014 to November 30, 2014 of 291 MBbls of oil, 31 MBbls of NGLs and 99 MMcf of natural gas, or 338 MBoe of combined production. The net revenue distribution from SandRidge received by the Trust during the three-month period ended March 31, 2014 included royalty income attributable to production for the three-month period from September 1, 2013 to November 30, 2013 of 343 MBbls of oil, 37 MBbls of NGLs and 109 MMcf of natural gas, or 398 MBoe of combined production.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through March 31, 2015 by the use of oil fixed price swaps. Net cash settlements received related to the Trust’s derivatives during the three-month period ended March 31, 2015 were approximately $7.8 million, and included (i) approximately $3.6 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2014 to November 30, 2014, (ii) approximately $2.1 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2014 to November 30, 2014 and (iii) approximately $2.1 million received from the counterparty to the novated contracts for December 2014 production. Derivative settlements received during the three-month period ended March 31, 2015 related to December 2014 production will be included in the Trust’s May 2015 quarterly distribution. Total net derivative settlements received by the Trust for production from September 1, 2014 to November 30, 2014 were $6.1 million, including approximately $0.4 million received in November 2014 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $20.93 per Bbl to $98.72 per Bbl. Net cash settlements received related to the Trust’s derivatives during the three-month period ended March 31, 2014 were approximately $1.4 million, and included (i) approximately $0.4 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2013 to November 30, 2013, (ii) approximately $0.7 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2013 to November 30, 2013 and (iii) approximately $0.3 million received from the counterparty to the novated contracts for December 2013 production. Derivative settlements received during the three-month period ended March 31, 2014 related to December 2013 production were included in the Trust’s May 2014 quarterly distribution. Total net derivative settlements received by the Trust for production from September 1, 2013 to November 30, 2013 were $0.9 million, including the impact of $0.2 million paid in November 2013 to the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $2.44 per Bbl to $101.16 per Bbl.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the three-month period ended March 31, 2015 totaled approximately $27,000 compared to approximately $30,000 for the three-month period ended March 31, 2014.

Property Taxes. Property taxes paid during the three-month period ended March 31, 2015 totaled approximately $2.0 million compared to approximately $1.9 million for the three-month period ended March 31, 2014.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2015 totaled approximately $1.1 million, or $3.32 per Boe, and were approximately 4.7% of royalty income. Production taxes for the three-month period ended March 31, 2014 totaled approximately $1.7 million, or $4.19 per Boe, and were approximately 4.7% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended March 31, 2015 totaled approximately $0.6 million compared to approximately $0.5 million for the three-month period ended March 31, 2014.

Distributable Income

Distributable income for the three-month period ended March 31, 2015 was $29.3 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $1.6 million (approximately $2.6 million used to pay Trust expenses during the period partially offset by approximately $1.0 million withheld from the February 2015 cash distribution to unitholders). Distributable income for the three-month period ended March 31, 2014 was $34.2 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $1.5 million (approximately $2.4 million used to pay Trust expenses during the period partially offset by approximately $0.9 million withheld from the February 2014 cash distribution to unitholders).

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the three-month periods ended March 31, 2015 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the February 2015 distributions were below the Subordination Threshold, reduced distributions were paid to the subordinated units for the period. As a result of the subordination provisions, holders of common units received approximately $5.1 million more in distributions for the three-month period ended March 31, 2015, than such holders would have received had the subordination provisions not existed. There were no subordinated or incentive distributions made during the three-month period ended March 31, 2014

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and, during the term of the derivatives agreement, the Trust’s derivative contracts, and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the financial statements contained in Part I, Item I of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge during the subordination period, payment of amounts owed under the Trust’s derivative contracts, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. The incentive distribution provisions will terminate concurrently with the subordination provisions. Under the conveyances granting the Royalty Interests, the Trust does not have any capital requirements related to drilling wells or any other operating and capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at March 31, 2015 or December 31, 2014.

Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparty and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparty. Additionally, the Trust receives payment directly from its counterparty to the contracts novated to the Trust by SandRidge and is required to pay any amounts owed under those contracts directly to the counterparty. Payments by the Trust under the derivatives agreement, which covers production attributable to the Royalty Interests through March 31, 2015, to SandRidge or the counterparty to the novated contracts reduce, and could eliminate, distributions paid to unitholders.

2015 Trust Distributions to Unitholders. On January 29, 2015, the Trust declared a cash distribution of $0.656 per common unit and $0.141 per subordinated unit covering production for the three-month period from September 1, 2014 to November 30, 2014 for record unitholders as of February 13, 2015. The distribution, totaling $27.7 million, was made on February 27, 2015.

Future Trust Distributions to Unitholders. During the three-month production period from December 1, 2014 to February 28, 2015, total sales volumes were lower than initial Trust estimates and oil, natural gas and natural gas liquids markets experienced significant pricing declines. The lower total sales volumes and low commodity prices were partially offset by net cash settlements received under the derivatives agreement of approximately $15.4 million. On April 30, 2015, the Trust declared a cash distribution of $0.640 per common unit and $0.154 per subordinated unit covering production for the period for record unitholders as of May 15, 2015. The distribution will be paid on or about May 29, 2015 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$13,348
Derivative settlements, net	15,403
Total revenues	28,751
Expenses
Post-production expenses	15
Production taxes	630
Cash reserves withheld by Trustee(1)	889
Total expenses	1,534
Distributable income available to unitholders	$27,217
Distributable income per common unit (39,375,000 units issued and outstanding)	$0.640
Distributable income subordinated per unit (13,125,000 units issued and outstanding)	$0.154

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparty under certain of its derivative contracts with a third party, and the Trust pays SandRidge any amounts that SandRidge is required to pay its counterparty under such derivative contracts. Substantially concurrent with the execution of the derivatives agreement, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust receives payment directly from the counterparty, and is required to pay any amounts owed directly to the counterparty. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and has granted the counterparty a lien on the Royalty Interests. Under the collateral agency agreement, the Trust pays a $15,000 annual fee to the collateral agent through 2015. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap contracts are settled based upon New York Mercantile Exchange prices. The contracts underlying the derivatives agreement may not cover all of the future sales volumes of oil production through March 31, 2015. Except in limited circumstances involving the novation of an existing hedge, the Trust does not have the ability to enter into additional hedges. The Trust received net settlement proceeds of approximately $7.8 million and $1.4 million related to the derivatives agreement and the Trust’s derivative contracts with its counterparty during the three-month periods ended March 31, 2015 and 2014, respectively.

Commodity Price Risk. Because the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from sales of oil, NGL and natural gas production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil, NGL and natural gas production. The derivative contracts described above are intended to mitigate a portion of the variability of oil prices received for the Trust’s share of production from the Underlying Properties through March 31, 2015. Derivative settlements related to production for the three-month period ended March 31, 2015 will be included with the Trust’s May 2015 and August 2015 distributions.

Credit Risk. A portion of the Trust’s liquidity is concentrated in the derivative contracts described above. The use of derivative contracts, including the arrangement between the Trust and SandRidge, involves the risk that SandRidge or its counterparty or the Trust’s unaffiliated counterparty would be unable to meet their obligations under the contracts. The Trust’s counterparty under the derivatives agreement was SandRidge, whose sole current counterparty was an institution with a corporate credit rating equal to or better than an “investment grade” credit rating. The sole current counterparty to the derivative contracts novated by SandRidge to the Trust was also an institution with a corporate credit rating of at least an “investment grade” credit rating. SandRidge was not required to pay the Trust to the extent of payment defaults by SandRidge’s counterparty.

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

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No material change to such risk factors has occurred during the three-month period ended March 31, 2015.

ITEM 6. Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDRIDGE PERMIAN TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A, Trustee

	By:	/s/ Sarah Newell
Sarah Newell
Vice President

Date: May 11, 2015

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