Form 10-Q
period 2015-09-30
SandRidge Permian Trust
filed 2015-11-06
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, 39,375,000 Common Units and 13,125,000 Subordinated Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended September 30, 2015

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash and cash equivalents	$3,481	$4,755

Investment in royalty interests	549,831	549,831
Less: accumulated amortization	(183,989)	(154,705)
Net investment in royalty interests	365,842	395,126

Total assets	$369,323	$399,881
TRUST CORPUS

Trust corpus, 39,375,000 common units and 13,125,000 subordinated units issued and outstanding at September 30, 2015 and December 31, 2014	$369,323	$399,881

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues
Royalty income	$12,614	$33,115	$49,739	$99,532
Derivative settlements, net	2,971	(152)	26,604	2,435

Total revenues	15,585	32,963	76,343	101,967
Expenses
Post-production expenses	15	26	56	81
Property taxes	—	—	1,990	1,940
Production taxes	594	1,558	2,345	4,686
Franchise taxes	—	—	378	440
Trust administrative expenses	174	249	1,290	1,191
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	706	834	(840)	(518)
Total expenses	1,489	2,667	5,219	7,820

Distributable income available to unitholders	14,096	30,296	71,124	94,147

Distributable income per common unit (39,375,000 units issued and outstanding)	$0.358	$0.632	$1.654	$1.891
Distributable income per subordinated unit (13,125,000 units issued and outstanding)	$0.000	$0.412	$0.457	$1.498

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Trust corpus, beginning of period	$399,881	$443,892
Amortization of investment in royalty interests	(29,284)	(33,715)
Net cash reserves used	(840)	(518)
Distributable income	71,124	94,147
Distributions paid or payable to unitholders	(71,558)	(94,080)
Trust corpus, end of period	$369,323	$409,726

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in August 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust common units and 13,125,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At September 30, 2015, SandRidge owned 13,125,000 Trust subordinated units and no common units, or 25% of all Trust units.

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

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it.

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

The Trust is treated for federal and applicable state income tax purposes as a partnership. For U.S. federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership is typically treated in the same manner as it is for U.S. federal income tax purposes. However, the Trust’s activities result in the Trust having nexus in Texas and, therefore, make it subject to Texas franchise tax. Texas franchise tax is treated as an income tax for financial statement purposes. The Trust is required to pay Texas franchise tax each year at a maximum effective rate (subject to changes in the statutory rate) of 0.525% of its gross income apportioned to Texas for 2015 and future years and 0.7% of its gross income apportioned to Texas for 2014 and prior years. The Trust records Texas franchise tax when paid.

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest. There were no impairments in the carrying value of the Investment in Royalty Interests during 2015 or 2014. See “Risks and Uncertainties” in Note 5 below for further discussion.

Distributable Income Per Common and Subordinated Unit. The Trust calculates distributable income per common and subordinated unit using the two-class method. In accordance with this method, undistributed earnings in the accompanying unaudited statements of distributable income have been allocated to the common and subordinated units based upon the subordinated units’ contractual participation rights as if all of the distributable income for the periods presented had been distributed. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to the timing of the Trust’s receipt or payment of settlements on novated derivative contracts. See Note 4 for a discussion of the Trust’s derivative contracts. After the conversion of the Trust’s subordinated units to common units and payment of the distribution in respect of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation, all Trust unitholders will share on a pro rata basis in the Trust’s distributable income.

Interim Financial Statements. The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2014 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2014 has been derived from audited financial statements. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2014 Form 10-K.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in November 2015. A summary of the Trust’s distributions to unitholders during the nine-month period ended September 30, 2015 and the year ended December 31, 2014 is as follows:

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2015
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$27.7	$0.656	$0.141
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$27.2	$0.640	$0.154
Third Quarter	March 1, 2015 — May 31, 2015	July 30, 2015	August 28, 2015	$16.7	$0.423	$0.000

Calendar Quarter 2014
First Quarter	September 1, 2013 — November 30, 2013	January 30, 2014	February 28, 2014	$33.7	$0.641	$0.641
Second Quarter	December 1, 2013 — February 28, 2014	April 24, 2014	May 30, 2014	$29.9	$0.608	$0.452
Third Quarter	March 1, 2014 — May 31, 2014	July 31, 2014	August 29, 2014	$30.6	$0.632	$0.432
Fourth Quarter	June 1, 2014 — August 31, 2014	October 30, 2014	November 26, 2014	$28.2	$0.656	$0.184

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. The Trustee’s administrative fees paid during each of the three-month periods ended September 30, 2015 and 2014, totaled approximately $38,000. The Trustee’s administrative fees paid during each of the nine-month periods ended September 30, 2015 and 2014, totaled approximately $113,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. There were no amounts paid to SandRidge for administrative fees during the three-month period ended September 30, 2015. During the three-month period ended September 30, 2014, the Trust paid administrative fees to SandRidge equal to $75,000. During the nine-month periods ended September 30, 2015 and 2014, the Trust paid administrative fees to SandRidge equal to $225,000 and $300,000, respectively.

Derivatives Agreement. The Trust was party to a derivatives agreement with SandRidge that provided the Trust with the economic effect of certain oil derivative contracts for production through March 31, 2015 that were entered into between SandRidge and a third party. Under the derivatives agreement, SandRidge paid the Trust amounts it received from its counterparty and the Trust

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at September 30, 2015 or December 31, 2014.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. The Trust’s derivative arrangements served to mitigate a portion of the effect of this price volatility through March 31, 2015. See Note 4 for a discussion of the Trust’s oil commodity derivative contracts. Low levels of future production and continued low commodity prices will continue to reduce the Trust’s revenues and distributable income available to unitholders and will likely result in continued distributions to common unitholders below the Subordination Threshold.

6. Subsequent Events

Distribution to Unitholders. On October 29, 2015, the Trust declared a cash distribution of $0.250 per common unit covering production for the three-month period from June 1, 2015 to August 31, 2015. The distribution will be paid on or about November 27, 2015 to record holders as of November 13, 2015. Distributable income for June 1, 2015 to August 31, 2015 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$11,436
Total revenues	11,436
Expenses
Post-production expenses	19
Production taxes	541
Cash reserves withheld by Trustee (1)	1,020
Total expenses	1,580
Distributable income available to unitholders	$9,856
Distributable income per common unit (39,375,000 units issued and outstanding)	$0.250
Distributable income per subordinated unit (13,125,000 units issued and outstanding)	$0.000

(1) Includes amounts withheld for payment of future Trust administrative expenses.

Because income available for distribution on all outstanding Trust units was $0.188 per unit, which was below the Subordination Threshold of $0.560 for the period, no distribution will be paid to holders of subordinated units for the period.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the financial condition, results of operations, liquidity and capital resources of SandRidge Permian Trust (the “Trust”). This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2014 Form 10-K.

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the derivatives agreement (described in Note 4 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee has no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the derivatives agreement. The Trust is treated as a partnership for federal income tax purposes. The Trust’s activities result in the Trust having nexus in Texas and, therefore, make it subject to Texas franchise tax. The Trust is required to pay Texas franchise tax each year at a maximum effective rate (subject to changes in the statutory rate) of 0.525% of its gross income apportioned to Texas for 2015 and future years and 0.7% of its gross income apportioned to Texas for 2014 and prior years.

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, NGLs and natural gas. The markets for these commodities are volatile and experienced significant pricing declines during the latter half of 2014 and into 2015. Although distributions relating to production through March 31, 2015 were partially supported by hedging arrangements, no such arrangements are in place for production attributable to periods thereafter, and consequently future distributions should be expected to be lower than distributions for periods prior to March 31, 2015. The Trust received net settlement proceeds of approximately $3.0 million and paid approximately $0.2 million during the three-month periods ended September 30, 2015 and 2014, respectively. The Trust received net settlement proceeds of approximately $26.6 million and $2.4 million during the nine-month periods ended September 30, 2015 and 2014, respectively.

There were no impairments in the carrying value of the Investment in Royalty Interests during 2015 or 2014. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. Material write-downs in subsequent quarters may occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. See “Impairment of Investment in Royalty Interests” in Note 2 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for further discussion of impairments.

SandRidge fulfilled its drilling obligation to the Trust during November 2014. Accordingly, on January 1, 2016, the subordinated units will automatically convert into common units, and distributions made on common units in respect of subsequent periods will no longer have the benefit of the Subordination Threshold.

Properties. As of September 30, 2015, the Trust’s properties consisted of Royalty Interests in the Initial Wells and the Trust Development Wells, all of which are located in Andrews County, Texas.

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. The Trust’s subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is at least equal to the Subordination Threshold. If there is not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owns, if any), the distribution made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, on all of the common units (including the common units held by SandRidge, if any) up to the Subordination Threshold. However, there is no minimum distribution. If the cash available for distribution on all of the Trust units in any quarter exceeds the Incentive Threshold for the corresponding quarter, SandRidge, as holder of the Trust’s subordinated units, is entitled to 50% of the amount by which the cash available for distribution exceeds the Incentive Threshold.

The following table sets forth the approximate Subordination Threshold and Incentive Threshold for each remaining calendar quarter through the end of the subordination period, as set out in the trust agreement.

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)

2015
Third quarter (3)	$0.56	$0.85
Fourth quarter	0.54	0.81

2016
First quarter	0.53	0.80

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

(3)         A distribution of $0.250 per common unit was declared on October 29, 2015 and is expected to be paid on or about November 27, 2015. Because income available for distribution on the Trust common units was below the Subordination Threshold of $0.560 for the period, no distribution will be paid to the subordinated units for the period. See Note 6 to the unaudited interim financial statements contained in Part I, Item 1 of this report for further discussion.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, NGLs and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from or paid to the Trust’s derivative counterparty. Information regarding the Trust’s production, pricing and costs for the three- and nine-month periods ended September 30, 2015 and 2014 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015(1)	2014(2)	2015(3)	2014(4)
Production Data
Oil (MBbls)	242	336	789	998
NGL (MBbls)	24	31	80	97
Natural gas (MMcf)	74	96	258	301
Combined equivalent volumes (MBoe)	279	383	912	1,145
Average daily combined equivalent volumes (MBoe/d)	3.0	4.2	3.3	4.2

Well Data
Initial and Trust Development Wells producing - average	1,192	1,076	1,200	1,029

Revenues (in thousands)
Royalty income	$12,614	$33,115	$49,739	$99,532
Derivative settlements	2,971	(152)	26,604	2,435
Total revenue	$15,585	$32,963	$76,343	$101,967

Expenses (in thousands)
Post-production expenses	$15	$26	$56	$81
Property taxes	—	—	1,990	1,940
Production taxes	594	1,558	2,345	4,686
Franchise taxes	—	—	378	440
Trust administrative expenses	174	249	1,290	1,191
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	706	834	(840)	(518)
Total expenses	$1,489	$2,667	$5,219	$7,820
Distributable income available to unitholders	$14,096	$30,296	$71,124	$94,147

Average Prices
Oil (per Bbl)	$49.92	$94.54	$60.17	$95.42
NGL (per Bbl)	$16.23	$33.00	$20.09	$34.24
Combined oil and NGL (per Bbl)	$46.83	$89.35	$56.48	$90.01
Natural gas (per Mcf)	$1.97	$3.83	$2.59	$3.33
Combined equivalent (per Boe)	$45.29	$86.58	$54.55	$86.94

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$72.85	$94.87	$94.45	$97.82
NGL (per Bbl)	$16.23	$33.00	$20.09	$34.24
Combined oil and NGL (per Bbl)	$67.65	$89.65	$87.60	$92.19
Natural gas (per Mcf)	$1.76	$3.56	$2.37	$3.06
Combined equivalent (per Boe)	$65.14	$86.80	$84.14	$88.96

Expenses (per Boe)
Post-production	$0.06	$0.07	$0.06	$0.07
Production taxes	$2.13	$4.07	$2.57	$4.09

(1)         Production volumes and related revenues and expenses for the three-month period ended September 30, 2015 (included in SandRidge’s August 2015 net revenue distribution to the Trust) represent production from March 1, 2015 to May 31, 2015.

(2)        Production volumes and related revenues and expenses for the three-month period ended September 30, 2014 (included in SandRidge’s August 2014 net revenue distribution to the Trust) represent production from March 1, 2014 to May 31, 2014.

(3)         Production volumes and related revenues and expenses for the nine-month period ended September 30, 2015 (included in SandRidge’s  February 2015, May 2015 and August 2015 net revenue distributions to the Trust) represent production from September 1, 2014 to May 31, 2015.

(4)        Production volumes and related revenues and expenses for the nine-month period ended September 30, 2014 (included in SandRidge’s February 2014, May 2014 and August 2014 net revenue distributions to the Trust) represent production from September 1, 2013 to May 31, 2014.

(5)         Includes impact of derivative settlements attributable to production from March 1, 2015 to March 31, 2015 for the three-month period ended September 30, 2015 and from March 1, 2014 to May 31, 2014 for the three-month period ended September 30, 2014. Includes impact of derivative settlements attributable to production from September 1, 2014 to March 31, 2015 for the nine-month period ended September 30, 2015 and from September 1, 2013 to May 31, 2014 for the nine-month period ended September 30, 2014.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenues

Royalty Income. Royalty income received during the three-month period ended September 30, 2015 totaled $12.6 million compared to $33.1 million received during the three-month period ended September 30, 2014. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Approximately $9.2 million of the total decrease in royalty income was attributable to the decrease in total volumes produced caused by natural declines in production and approximately $11.3 million was attributable to a decrease in prices received. Royalty income received during the three-month period ended September 30, 2015 was based upon production attributable to the Royalty Interests of 242 MBbls of oil, 24 MBbls of NGLs and 74 MMcf of natural gas, or 279 MBoe of combined production, for the period from March 1, 2015 to May 31, 2015. Royalty income received during the three-month period ended September 30, 2014 was based upon production attributable to the Royalty Interests of 336 MBbls of oil, 31 MBbls of NGLs and 96 MMcf of natural gas, or 383 MBoe of combined production, for the period from March 1, 2014 to May 31, 2014. The average price received for oil decreased to $49.92 per Bbl during the three-month period ended September 30, 2015 from $94.54 per Bbl during the same period in 2014, while the average price received for NGLs decreased to $16.23 per Bbl during the three-month period ended September 30, 2015 from $33.00 per Bbl during the same period in 2014. The average price received for natural gas decreased to $1.97 per Mcf during the three-month period ended September 30, 2015 from $3.83 per Mcf during the same period in 2014.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduced the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through March 31, 2015 by the use of oil fixed price swaps. During the three-month period ended September 30, 2015, the Trust received approximately $3.0 million in net cash settlements related to the conveyed contracts for production attributable to the Royalty Interests from March 1, 2015 to March 31, 2015. Total net derivative settlements received by the Trust for production from March 1, 2015 to March 31, 2015 were $5.5 million, including approximately $2.5 million received in May 2015 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the three-month period by $22.93 per Bbl to $72.85 per Bbl. Net cash settlements paid related to the Trust’s derivatives during the three-month period ended September 30, 2014 were approximately $152,000, and included (i) approximately $53,000 received related to the conveyed contracts for production attributable to the Royalty Interests from March 1, 2014 to May 31, 2014, (ii) approximately $18,000 paid to the counterparty to the novated contracts for production attributable to the Royalty Interests from April 1, 2014 to May 31, 2014 and (iii) approximately $187,000 paid to the counterparty to the novated contracts for June 2014 production. Total net derivative settlements received by the Trust for production from March 1, 2014 to May 31, 2014 were $110,000, including $75,000 received in May 2014 from the counterparty to the novated contracts for March 2014 production, which effectively increased the average price received for oil production for the three-month period by $0.33 per Bbl to $94.87 per Bbl.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market natural gas produced. Post-production expenses for the three-month period ended September 30, 2015 decreased to approximately $15,000 from approximately $26,000 for the three-month period ended September 30, 2014 due to decreased natural gas production.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2015 totaled approximately $0.6 million, or $2.13 per Boe, and were approximately 4.7% of royalty income. Production taxes for the three-month period ended September 30, 2014 totaled approximately $1.6 million, or $4.07 per Boe, and were approximately 4.7% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for each of the three-month periods ended September 30, 2015 and 2014 totaled approximately $0.2 million.

Distributable Income

Distributable income for the three-month period ended September 30, 2015 was $14.1 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.7 million (approximately $0.9 million withheld from the August 2015 cash distribution to unitholders partially offset by approximately $0.2 million used to pay Trust expenses during the period). Distributable income for the three-month period ended September 30, 2014 was $30.3 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.8 million (approximately $1.1 million withheld from the August 2014 cash distribution to unitholders partially offset by approximately $0.3 million used to pay Trust expenses during the period).

Distributions to Holders of Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the three-month periods ended September 30, 2015 and 2014 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the August 2015 and 2014 distributions were below the Subordination Threshold, reduced distributions were paid to the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $4.2 million and $2.0 million more in distributions for the three-month periods ended September 30, 2015 and 2014, respectively, than such holders would have received had the subordination provisions not existed.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenues

Royalty Income. Royalty income received during the nine-month period ended September 30, 2015 totaled $49.7 million compared to $99.5 million received during the nine-month period ended September 30, 2014. Approximately $20.7 million of the total decrease in royalty income was attributable to the decrease in total volumes produced caused by natural declines in production and approximately $29.1 million was attributable to a decrease in prices received. Royalty income received during the nine-month period ended September 30, 2015 was based upon production attributable to the Royalty Interests of 789 MBbls of oil, 80 MBbls of NGLs and 258 MMcf of natural gas, or 912 MBoe of combined production, for the period from September 1, 2014 to May 31, 2015. Royalty income received during the nine-month period ended September 30, 2014 was based upon production attributable to the Royalty Interests of 998 MBbls of oil, 97 MBbls of NGLs and 301 MMcf of natural gas, or 1,145 MBoe of combined production, for the period from September 1, 2013 to May 31, 2014. The average price received for oil decreased to $60.17 per Bbl during the nine-month period ended September 30, 2015 from $95.42 per Bbl during the same period in 2014, while the average price received for NGLs decreased to $20.09 per Bbl during the nine-month period ended September 30, 2015 from $34.24 per Bbl during the same period in 2014. The average price received for natural gas decreased to $2.59 per Mcf during the nine-month period ended September 30, 2015 from $3.33 per Mcf during the same period in 2014.

Derivative Settlements. Net cash settlements received related to the Trust’s derivatives during the nine-month period ended September 30, 2015 were approximately $26.6 million, and included (i) approximately $15.0 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2014 to March 31, 2015 and (ii) approximately $11.6 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2014 to March 31, 2015. Total net derivative settlements received by the Trust for production from September 1, 2014 to March 31, 2015 were $27.0 million, including approximately $0.4 million received in November 2014 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the nine-month period by $34.28 per Bbl to $94.45 per Bbl. Net cash settlements received related to the Trust’s derivatives during the nine-month period ended September 30, 2014 were approximately $2.4 million, and included (i) approximately $1.1 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2013 to May 31, 2014, (ii) approximately $1.5 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2013 to May 31, 2014 and (iii) approximately $0.2 million paid to the counterparty to the novated contracts for June 2014 production. Total net derivative settlements received by the Trust for production from September 1, 2013 to May 31, 2014 were $2.4 million, including the impact of $0.2 million paid in November 2013 to the counterparty to the novated contracts for September 2013 production, which effectively increased the average price received for oil production for the nine-month period by $2.40 per Bbl to $97.82 per Bbl.

Expenses

Post-Production Expenses. Post-production expenses for the nine-month period ended September 30, 2015 decreased to approximately $57,000 from approximately $81,000 for the nine-month period ended September 30, 2014 due to decreased natural gas production.

Property Taxes. The Trust paid approximately $2.0 million of its 2014 property tax assessment during the nine-month period ended September 30, 2015. The Trust paid approximately $1.9 million of its 2013 property tax assessment during the nine-month period ended September 30, 2014.

Production Taxes. Production taxes for the nine-month period ended September 30, 2015 totaled approximately $2.3 million, or $2.57 per Boe, and were approximately 4.7% of royalty income. Production taxes for the nine-month period ended September 30, 2014 totaled approximately $4.7 million, or $4.09 per Boe, and were approximately 4.7% of royalty income.

Texas Franchise Tax. The Trust paid its Texas franchise tax for the period ended December 31, 2014 of approximately $0.4 million, or approximately 0.3% of 2014 royalty income, during the nine-month period ended September 30, 2015. The Trust paid its Texas franchise tax for the period ended December 31, 2013 of approximately $0.4 million, or approximately 0.4% of 2013 royalty income, during the nine-month period ended September 30, 2014.

Trust Administrative Expenses. Trust administrative expenses for the nine-month period ended September 30, 2015 totaled approximately $1.3 million compared to approximately $1.2 million for the nine-month period ended September 30, 2014.

Distributable Income

Distributable income for the nine-month period ended September 30, 2015 was $71.1 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.9 million (approximately $3.7 million used to pay Trust expenses during the period partially offset by approximately $2.8 million withheld from the February 2015, May 2015  and August 2015 cash distributions to unitholders). Distributable income for the nine-month period ended September 30, 2014 was $94.1 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.5 million (approximately $3.6 million used to pay Trust expenses during the period partially offset by approximately $3.1 million withheld from the February 2014, May 2014 and August 2014 cash distributions to unitholders).

Distributions to Holders of Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the nine-month periods ended September 30, 2015 and 2014 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the August 2015, May 2015, February 2015, August 2014 and May 2014 distributions were below the Subordination Threshold, reduced distributions were paid to the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $14.1 million and $3.5 million more in distributions for the nine-month periods ended September 30, 2015 and 2014, respectively, than such holders would have received had the subordination provisions not existed.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and, during the term of the derivatives agreement, the Trust’s derivative contracts, and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge during the subordination period, payment of amounts owed under the Trust’s derivative contracts during the term of the derivatives agreement, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. The incentive distribution provisions will terminate concurrently with the subordination provisions. Under the conveyances granting the Royalty Interests, the Trust does not have any operating or capital cost requirements related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at September 30, 2015 or December 31, 2014.

Under the derivatives agreement, SandRidge paid the Trust amounts it receives from its counterparty and the Trust paid SandRidge any amounts that SandRidge was required to pay such counterparty. Additionally, the Trust received payment directly from its counterparty to the contracts novated to the Trust by SandRidge and was required to pay any amounts owed under those contracts directly to the counterparty.

2015 Trust Distributions to Unitholders. During the nine-month period ended September 30, 2015, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2015
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$27.7
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$27.2
Third Quarter	March 1, 2015 — May 31, 2015	July 30, 2015	August 28, 2015	$16.7

Future Trust Distributions to Unitholders. During the three-month production period from June 1, 2015 to August 31, 2015, total sales volumes were lower than initial Trust estimates and oil, NGLs and natural gas experienced continued depressed pricing. On October 29, 2015, the Trust declared a cash distribution of $0.250 per common unit covering production for the period. The distribution will be paid on or about November 27, 2015 to record unitholders as of November 13, 2015 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$11,436
Total revenues	11,436
Expenses
Post-production expenses	19
Production taxes	541
Cash reserves withheld by Trustee(1)	1,020
Total expenses	1,580
Distributable income available to unitholders	$9,856
Distributable income per common unit (39,375,000 units issued and outstanding)	$0.250
Distributable income per subordinated unit (13,125,000 units issued and outstanding)	$0.000

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

Low levels of future production and continued low commodity prices will continue to reduce the Trust’s revenues and distributable income available to unitholders and will likely result in continued distributions to common unitholders below the Subordination Threshold.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. Because the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from sales of production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil, NGLs and natural gas production. Revenue derived from the Royalty Interests, and therefore the amount of cash flow available for distribution to the Trust unitholders, depends substantially on prevailing oil, NGL and natural gas prices. Lower prices may also reduce the amount of oil, NGLs and natural gas that can be economically produced from the Underlying Properties. The Trust was party to a derivatives agreement with SandRidge that provided the Trust with the economic effect of certain oil derivative contracts for production through March 31, 2015 (which had effects extending into the August 2015 distribution to unitholders) and mitigated a portion of the variability of oil prices received for the Trust’s share of production. The Trust does not have the ability to enter into additional hedges. The Trust received net settlement proceeds of approximately $26.6 million and $2.4 million related to the derivatives agreement during the nine-month periods ended September 30, 2015 and 2014, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the 2014 Form 10-K. No material change to such risk factors has occurred during the three-month period ended September 30, 2015.

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

Date: November 6, 2015

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