Form 10-K
period 2015-12-31
SandRidge Permian Trust
filed 2016-03-16
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of Common Units of Beneficial Interest of the Trust held by non-affiliates on June 30, 2015 (the last business day of its most recently completed second quarter) was approximately $294.5 million based on the closing price as quoted on the New York Stock Exchange.  As of March 8, 2016, 52,500,000 Common Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

SANDRIDGE PERMIAN TRUST

2015

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and “Risk Factors” in Item 1A and elsewhere herein regarding the proved oil, natural gas and NGL reserves associated with the properties underlying the Royalty Interests, the Trust’s or SandRidge’s future financial position, business strategy, project costs and plans and objectives for future operations, information regarding costs and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements. Whether actual results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of this report.

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

Formation and Structure. The Trust holds Royalty Interests in specified oil and natural gas properties in the Permian Basin located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in August 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust common units and 13,125,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At December 31, 2015 SandRidge owned 13,125,000 Trust subordinated units, or 25% of all Trust units.

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas and natural gas liquids (“NGL”) production attributable to SandRidge’s net revenue interest in 517 oil and natural gas wells developed as of April 1, 2011, including 21 wells awaiting completion at that time (the “Initial Wells”) and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas and NGL production attributable to SandRidge’s net revenue interest in 888 development wells drilled (the “Trust Development Wells”) within an area of mutual interest (“AMI”). Pursuant to a development agreement entered into between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by March 31, 2016. SandRidge fulfilled this obligation in November 2014.

Under the terms of conveyances pursuant to which the Royalty Interests were granted to the Trust, SandRidge is obligated to act as a reasonably prudent operator under the same or similar circumstances as it would if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such properties. The conveyances generally permit SandRidge to sell all or any part of its interest in the Underlying Properties, if the Underlying Properties are sold subject to and burdened by the Royalty Interests.

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, any operating or capital costs related to the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. However, the Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and natural gas operations or other activities on the Underlying Properties. The trust agreement generally limits the Trust’s business activities to owning the Royalty Interests and entering into derivative contracts on a limited basis and activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests.

The Trust will dissolve and begin to liquidate on March 31, 2031 (the “Termination Date”) and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% of the Royalty Interests will be sold at that time, and the net proceeds of the sale, as well as any remaining Trust cash reserves, will be distributed to the unitholders on a pro rata basis. SandRidge has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. The Trust will not dissolve until the Termination Date unless any of the following occurs: (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust development wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor.  The Trustor has identified uncertainties that raise substantial doubt about its ability to continue as a going concern.  In the event of bankruptcy of our Trustor, other working interest owners in Trust wells may seek to replace the Trustor as operator of such wells, and this could result in reduced production of reserves and decreased distributions to Trust unitholders.  Currently, our Trustor has been de-listed from the New York Stock Exchange and is considering strategic alternatives.

Income Tax Considerations. The Trust is treated as a partnership for federal and applicable state income tax purposes. Trust unitholders are treated as partners in that partnership. For United States (“U.S.”) federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership is typically treated in the same manner as it is for U.S. federal income tax purposes. Each partner is required to take into account his or her share of items of income, gain, loss, deduction and credit of the partnership in computing his or her federal income tax liability, regardless of whether cash distributions are made to him or her by the partnership. Distributions by a partnership to a partner are generally not taxable to the partner (but instead reduce tax basis but not below zero) unless the amount of cash distributed to such partner is in excess of the partner’s adjusted tax basis in his or her partnership interest. The Trust’s activities result in the Trust having nexus in Texas and, therefore, make it subject to Texas franchise tax. The Trust is required to pay Texas franchise tax each year at a maximum effective rate (subject to changes in the statutory rate) of 0.525% of its gross income apportioned to Texas for 2015 and future years and  0.7% of its gross income apportioned to Texas for 2014  and  prior years.

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

Administrative Services Agreement. The Trust entered into an administrative services agreement with SandRidge, effective April 1, 2011, that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee.

Derivatives Agreement and Other Hedging Arrangements. The Trust entered into a derivatives agreement with SandRidge that provided the Trust with the economic effect of certain derivative contracts for production through March 31, 2015 that were entered into between SandRidge and a third party. Under the derivatives agreement, SandRidge paid the Trust amounts it received from its counterparty, and the Trust paid SandRidge any amounts that SandRidge was required to pay such counterparty. The Trust did not bear any costs related to the establishment of the underlying contracts and, except in limited circumstances involving the restructuring of an existing hedge or the novation of a hedge from SandRidge, does not have the ability to enter into its own derivative contracts. Substantially concurrent with the execution of the derivatives agreement, and also in 2012 and 2013, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust received payment directly from the counterparty and paid any amounts owed directly to the counterparty. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparty a lien on the Royalty Interests. Under the collateral agency agreement, the Trust paid a $15,000 annual fee to the collateral agent through 2015. The Trust’s derivative contracts consisted of fixed price swaps, which terminated on March 31, 2015.

Registration Rights Agreement. The Trust entered into a registration rights agreement for the benefit of SandRidge and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of the Trust units held by SandRidge and certain of its affiliates and permitted transferees upon request by SandRidge. Specifically, the Trust agreed:

•to use its reasonable best efforts to file a registration statement, including, if so requested, a shelf registration statement, with the SEC as promptly as practicable following receipt of a notice requesting the filing of a registration statement from holders representing a majority of the then outstanding registrable Trust units;

•to use its reasonable best efforts to cause the registration statement or shelf registration statement to be declared effective under the Securities Act as promptly as practicable after the filing thereof; and

•to continuously maintain the effectiveness of the registration statement under the Securities Act for 90 days (or continuously if a shelf registration statement is requested) after the effectiveness thereof or until the Trust units covered by the registration statement have been sold pursuant to such registration statement or until all registrable Trust units:

•have been sold pursuant to Rule 144 under the Securities Act if the transferee thereof does not receive “restricted securities”;

•have been sold in a private transaction in which the transferor’s rights under the registration rights agreement are not assigned to the transferee of the Trust units; or

•become eligible for resale pursuant to Rule 144 (or any similar rule then in effect under the Securities Act).

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

The beneficial interest in the Trust is divided into 52,500,000 Trust units.  Each Trust unit represents an equal undivided beneficial interest in the property of the Trust.

Amendment of the trust agreement generally requires the vote of holders of a majority of the Trust units and a majority of the common units (excluding common units owned by SandRidge and its affiliates) voting in person or by proxy at a meeting of such unitholders at which a quorum is present.  At any time that SandRidge and its affiliates collectively own less than 10% of the total Trust units outstanding, however, the standard for approval will be the vote of a majority of the Trust units, including units owned by SandRidge, voting in person or by proxy at a meeting of the unitholders at which a quorum is present.  Abstentions and broker non-votes shall not be deemed to be a vote cast.  However, no amendment may:

•increase the power of the Trustee to engage in business or investment activities;

•decrease the incentive threshold or increase the subordination threshold or change the portion of the quarterly cash distributions payable as an incentive distribution;

•alter the rights of the Trust unitholders as among themselves; or

•permit the Trustee to distribute the Royalty Interests in kind.

Amendments to the trust agreement’s provisions addressing the following matters may not be made without SandRidge’s consent:

•dispositions of the Trust’s assets;

•indemnification of the Trustee;

•reimbursement of out-of-pocket expenses of SandRidge when acting as the Trust’s agent;

•termination of the Trust; and

•amendments of the trust agreement.

Certain amendments to the trust agreement do not require the vote of the Trust unitholders. See “Permitted Amendments.”

The business and affairs of the Trust are managed by the Trustee.  The Trustee has no ability to manage or influence the operations of the Underlying Properties.  SandRidge operates all of the Initial Wells and Trust Development Wells, but has no ability to manage or influence the management of the Trust, except through its limited voting rights as a holder of Trust units and its limited ability to manage the hedging program.

Duties and Powers of the Trustee  The duties and powers of the Trustee are specified in the trust agreement and by the laws of the State of Delaware, except as modified by the trust agreement.  The trust agreement provides that the Trustee does not have any duties or liabilities, including fiduciary duties, except as expressly set forth in the trust agreement, and the duties and liabilities of the Trustee as set forth in the trust agreement replace any other duties and liabilities, including fiduciary duties, to which the Trustee might otherwise be subject.

The Trustee’s principal duties consist of:

•collecting cash proceeds attributable to the Royalty Interests;

•paying expenses, charges and obligations of the Trust from the Trust’s assets;

•receiving and making payments under the derivatives agreement with SandRidge and hedge contracts with the unaffiliated hedge counterparties during the terms of such contracts;

•determining whether cash distributions exceed subordination or incentive thresholds during the subordination period, and making cash distributions to the unitholders and SandRidge (with respect to incentive distributions) in accordance with the trust agreement;

•causing to be prepared and distributed a Schedule K-1 for each Trust unitholder and preparing and filing tax returns on behalf of the Trust; and

•causing to be prepared and filed reports required to be filed under the Exchange Act and under the rules of any securities exchange or quotation system on which the Trust units are listed or admitted to trading.

SandRidge provides administrative and other services to the Trust in fulfillment of certain of the foregoing duties, pursuant to the administrative services agreement.

Except as set forth below, cash held by the Trustee as a reserve against future liabilities must be invested in:

•interest-bearing obligations of the United States government;

•money market funds that invest only in United States government securities;

•repurchase agreements secured by interest-bearing obligations of the United States government; or

•bank certificates of deposit.

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

The trust agreement provides that the Trustee will not make business decisions affecting the assets of the Trust.  However, the Trustee may:

•prosecute or defend, and settle, claims of or against the Trust or its agents;

•retain professionals and other third parties to provide services to the Trust;

•charge for its services as Trustee;

•retain funds to pay for future expenses and deposit them with one or more banks or financial institutions (which may include the Trustee to the extent permitted by law);

•lend funds at commercial rates to the Trust to pay the Trust’s expenses; and

•seek reimbursement from the Trust for its out-of-pocket expenses.

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

Trustee’s Power to Sell Royalty Interests.  The Trustee may sell the Royalty Interests under any of the following circumstances:

•the sale is requested by SandRidge in accordance with the provisions of the trust agreement; or

•the sale is approved by the vote of holders representing a majority of the Trust units and a majority of the common units (excluding common units owned by SandRidge and its affiliates) in each case voting in person or by proxy at a meeting of such holders at which a quorum is present; except that at any time that SandRidge and its affiliates collectively own less than 10% of the total Trust units outstanding, the standard for approval will be the vote of a majority of the Trust units, including units owned by SandRidge, voting in person or by proxy at a meeting of such holders at which a quorum is present.

Upon dissolution of the Trust, the Trustee must sell the Royalty Interests.  No Trust unitholder approval is required in this event.

The Trustee will distribute the net proceeds from any sale of the Royalty Interests and other assets to the Trust unitholders after payment or reasonable provision for payment of the liabilities of the Trust.

Permitted Amendments.  The Trustee may amend or supplement the trust agreement, the conveyances, the administrative services agreement, or the registration rights agreement, without the approval of the Trust unitholders, to cure ambiguities, to correct or supplement defective or inconsistent provisions, to grant any benefit to all Trust unitholders, to evidence or implement any changes required by applicable law or to change the name of the Trust, provided, however, that any such supplement or amendment does not adversely affect the interests of the Trust unitholders. Furthermore, the Trustee, acting alone, may amend the administrative services agreement without the approval of Trust unitholders if such amendment would not increase the cost or expense of the Trust or create an adverse economic impact on the Trust unitholders.

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

Distributions

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax, and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Each distribution covers production for a three-month period. The amount of Trust revenues and cash distributions to Trust unitholders depends on:

•oil, natural gas and NGL prices received;

•volume of oil, natural gas and NGL produced and sold;

•amounts realized and paid under derivative arrangements;

•post-production costs and any applicable taxes; and

•the Trust’s general and administrative expenses.

The amount of the quarterly distributions will fluctuate from quarter to quarter, depending on the factors discussed above. There is no minimum required distribution. However, in order to provide support for cash distributions on the common units, SandRidge agreed to subordinate 13,125,000 of the Trust units it received in exchange for conveyance of the Royalty Interests, which constituted 25% of the Trust units issued and outstanding prior to their conversion into common units on January 1, 2016 as described below.  The subordinated units are entitled to receive pro rata distributions from the Trust each quarter, up to and including the February 2016 distribution if and to the extent there is sufficient cash to provide a cash distribution on the common units that is at least equal to 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units up to the Subordination Threshold amount. However, there is no minimum distribution. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge, as holder of the subordinated units is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). On January 1, 2016, the day following the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the Trust Development Wells, the subordinated units automatically converted into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions terminated. Distributions made on common units in respect of subsequent periods will no longer have the benefit of the Subordination Threshold nor will the common units be subject to the Incentive Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

The following table sets forth the Subordination Threshold and Incentive Threshold for each remaining quarterly distribution through the end of the subordination period, as set out in the trust agreement.

Period (1)	Subordination Threshold(2)	Incentive Threshold(2)
2015
Fourth quarter(3)	$0.54	$0.81

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

(3) A distribution of $0.192 per common unit was declared on January 28, 2016 and paid on February 26, 2016. No distribution was paid on the subordinated units for the period. See Note 8 to the financial statements contained in Item 8 of this report for further discussion.

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

Properties

As of December 31, 2015, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells and (b) 856 additional wells (equivalent to 888 Trust Development Wells under the development agreement) that were drilled and perforated for completion between April 1, 2011 and December 31, 2014. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled at the dates shown.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
December 31, 2015	517	888	—	1,405
December 31, 2014	517	888	—	1,405
December 31, 2013	517	683	205	1,405

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

Proved Reserves. The following estimates of net proved oil, natural gas and NGL reserves are based on reserve reports prepared by independent petroleum engineers. The PV-10 and Standardized Measure shown in the table below are not intended to represent the current value of estimated oil, natural gas and NGL reserves attributable to the Royalty Interests as of the dates shown. The reserve reports as of December 31, 2015, 2014 and 2013 were based on the average price during the 12-month periods ended December 31, 2015, 2014 and 2013, using first-day-of-the-month prices for each month. Refer to “Risk Factors” in Item 1A of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report in evaluating the reserve information presented below.

All of the oil, natural gas and NGL reserves in these reports were estimated by independent petroleum engineers. The process to review and estimate the reserves begins with a staff reservoir engineer collecting and verifying all pertinent data, including but not limited to well test data, production data, historical pricing, cost information, property ownership interests, reservoir data, and geosciences data. This data was reviewed by members of SandRidge’s Reservoir Engineering Department and various levels of SandRidge management for accuracy, before consultation with the independent petroleum engineers. Members of SandRidge’s Reservoir Engineering Department consulted regularly with the independent petroleum engineers during the reserve estimation process to review properties, assumptions, and any new data available. SandRidge’s internal reserve estimates and methodologies were compared to the independent petroleum engineers’ estimates and conclusions before the reserve estimates were included in the independent petroleum engineers’ reports. Additionally, SandRidge’s senior management reviewed and approved the reserve reports contained herein.

Internal Controls. SandRidge’s Senior Vice President — Corporate Reservoir Engineering is the technical person primarily responsible for overseeing the preparation of the Trust’s reserve estimates. He has a Bachelor of Science degree in Petroleum Engineering with over 30 years of practical industry experience, including over 30 years of estimating and evaluating reserve information. In addition, SandRidge’s Senior Vice President — Corporate Reservoir Engineering has been a certified professional engineer in the state of Oklahoma since 2007 and a member of the Society of Petroleum Engineers since 1980.

SandRidge’s Reservoir Engineering Department continually monitors asset performance, making reserves estimate adjustments, as necessary, to ensure the most current reservoir information is reflected in reserves estimates. Reserve information includes production histories as well as other geologic, economic, ownership and engineering data. The corporate Reservoir department currently has a total of 20 full-time employees, consisting of 11 degreed engineers and 9 engineering and business analysts with a minimum of a four-year degree in mathematics, finance or other business or science field.

SandRidge maintains a continuous education program for engineers and analysts on new technologies and industry advancements and also offers refresher training on basic skill sets.

In order to ensure the reliability of reserves estimates, SandRidge’s internal controls observed within the reserve estimation process include:

•No employee’s compensation is tied to the amount of reserves booked.

•Reserves estimates are prepared by experienced reservoir engineers or under their direct supervision.

•The Reservoir Engineering Department reports directly to SandRidge’s Chief Operating Officer.

•The Reservoir Engineering Department follows comprehensive SEC-compliant internal policies to determine and report proved reserves including:

•confirming that reserve estimates include all properties owned and are based upon proper working and net revenue interests;

•reviewing and using in the estimation process data provided by other departments within SandRidge such as Accounting; and

•comparing and reconciling internally generated reserve estimates to those prepared by third parties.

Independent petroleum engineers estimated all of the proved reserve information in these reports in accordance with the definitions and guidelines of the SEC and in conformity with the Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. They are independent petroleum engineers, geologists, geophysicists, and petrophysicists; and do not own an interest in these properties and are not employed on a contingent basis. The qualifications of the independent petroleum engineer’s technical personnel primarily responsible for overseeing the preparation of the Trust’s reserves estimates included in this report are set forth below. These qualifications meet or exceed the Society of Petroleum Engineers’ standard requirements to be a professionally qualified Reserve Estimator and Auditor.

Netherland, Sewell & Associates, Inc. (“Netherland Sewell”).

•practicing consulting petroleum engineering since 2013 and over 15 years of prior industry experience;

•licensed professional engineers in the state of Texas; and

•a Bachelor of Science Degree in Chemical Engineering.

Reporting of Natural Gas Liquids. Natural gas liquids, or NGL, are produced as a result of the processing of a portion of the Trust’s natural gas production stream. At December 31, 2015, NGL constituted approximately 10% of the Trust’s total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where contracts are in place for the extraction and separate sale of NGL. NGL are products sold by the gallon. In reporting proved reserves and production of NGL, production and reserves have been included in barrels. The extraction of NGL in the processing of natural gas reduces the volume of natural gas available for sale. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGL.

A summary of the Trust’s proved oil, natural gas and NGL reserves, all of which are located in the continental United States, is presented below:

	December 31,
	2015	2014	2013
Estimated Proved Reserves(1)

Developed
Oil (MBbls)	6,901.6	10,203.4	9,624.6
NGL (MBbls)	806.5	1,076.1	1,043.7
Natural gas (MMcf)	2,541.1	3,463.2	3,163.9
Total proved developed (MBoe)(2)	8,131.6	11,856.7	11,195.6

Undeveloped
Oil (MBbls)	—	—	2,678.8
NGL (MBbls)	—	—	279.6
Natural gas (MMcf)	—	—	807.3
Total proved undeveloped (MBoe)(2)	—	—	3,093.0

Total Proved
Oil (MBbls)	6,901.6	10,203.4	12,303.4
NGL (MBbls)	806.5	1,076.1	1,323.3
Natural gas (MMcf)	2,541.1	3,463.2	3,971.2
Total proved (MBoe)(2)	8,131.6	11,856.7	14,288.6

PV-10 (in millions)(3)(4)	$168.6	$436.7	$586.5
Standardized Measure of Discounted Net Cash Flows (in millions)(4)	$168.1	$435.0	$584.3

(1)         Determined using a 12-month average of the first-day-of-the-month index prices without giving effect to derivative transactions. The prices used in the reserve report yield weighted average wellhead prices, which are based on first-day-of-the-month index prices and adjusted for transportation and regional price differentials. The index prices and the equivalent weighted average wellhead prices are shown in the table below.

	Weighted average wellhead prices			Index prices
	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)	Oil (per Bbl)	Natural gas (per Mcf)
December 31, 2015	$47.35	$14.60	$1.80	$46.79	$2.59
December 31, 2014	$88.45	$31.36	$3.08	$91.48	$4.35
December 31, 2013	$94.81	$32.10	$2.68	$93.42	$3.67

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

	December 31,
	2015	2014	2013
	(in millions)
Standardized Measure of Discounted Net Cash Flows (4)	$168.1	$435.0	$584.3
Present value of future income tax discounted at 10%	0.5	1.7	2.2
PV-10	$168.6	$436.7	$586.5

(4)              Standardized Measure represents the present value of estimated future cash inflows from proved oil, natural gas and NGL reserves, less future development and production costs, and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as are used to calculate PV-10. Standardized Measure differs from PV-10 as Standardized Measure includes the effect of future income taxes.

Proved reserves are those quantities of oil, natural gas and NGL that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation. To be classified as proved reserves, the project to extract the oil or natural gas must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable period of time.

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

Proved Undeveloped Reserves.

Under the terms of the development agreement, SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by March 31, 2016. SandRidge fulfilled its drilling obligations to the Trust in November 2014. Accordingly, the Trust did not have any proved undeveloped reserves at either December 31, 2015 or December 31, 2014 and no Trust Development Wells were drilled during the year ended December 31, 2015.

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

Production and Price History

The following tables set forth information regarding the net oil, natural gas and NGL production attributable to the Royalty Interests and certain price and cost information for each of the periods indicated.

	Year Ended December 31,
	2015(1)	2014(2)	2013(3)
Production Data
Oil (MBbls)	1,005	1,311	1,306
NGL (MBbls)	109	128	136
Natural gas (MMcf)	343	397	387
Combined equivalent volumes (MBoe)(4)	1,171	1,505	1,507
Average daily combined equivalent volumes (MBoe/d)	3.2	4.1	4.1

Average Prices
Oil (per Bbl)	$58.02	$95.00	$89.39
NGL (per Bbl)	$18.56	$33.68	$32.21
Combined oil and NGL (per Bbl)	$54.15	$89.55	$83.99
Natural gas (per Mcf)	$2.47	$3.31	$2.88
Combined equivalent (per Boe)	$52.23	$86.49	$81.14

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$84.93	$96.98	$96.77
NGL (per Bbl)	$18.56	$33.68	$32.21
Combined oil and NGL (per Bbl)	$78.43	$91.36	$90.68
Natural gas (per Mcf)	$2.25	$3.04	$2.58
Combined equivalent (per Boe)	$75.25	$88.15	$87.46

Expenses (per Boe)
Post-production	$0.06	$0.07	$0.08
Production taxes	$2.46	$4.07	$3.81
Total expenses	$2.52	$4.14	$3.89

(1) Production volumes and related revenues and expenses for the year ended December 31, 2015 (included in SandRidge’s 2015 net revenue distributions to the Trust) represent production from September 1, 2014 to August 31, 2015.

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

(5) Includes impact of derivative settlements attributable to production from September 1, 2014 to March 31, 2015 for the year ended December 31, 2015, from September 1, 2013 to August 31, 2014 for the year ended December 31, 2014 and from September 1, 2012 to August 31, 2013 for the year ended December 31, 2013.

Productive Wells

The following table sets forth as of December 31, 2015 the number of productive wells subject to the Royalty Interests. Productive wells consist of producing wells and wells capable of producing, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Gross wells are the total number of producing wells subject to the Royalty Interests and net wells are the sum of the Trust’s fractional royalty interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Productive Wells	1,136	596.8	—	—	1,136	596.8

Developed and Undeveloped Acreage

As of December 2014, SandRidge had drilled and perforated for completion 888 equivalent Trust Development Wells, thus fulfilling its drilling obligation. Accordingly, the AMI terminated effective December 2014, and no additional wells have been or will be drilled for the Trust.

Drilling Activity

The following table sets forth information with respect to wells completed within the AMI and subject to the Royalty Interests during each of the periods indicated. The information presented is not necessarily indicative of future performance, and should not be interpreted to present any correlation between the number of productive wells drilled and quantities or economic value of reserves found. Productive wells are those that produce commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return. Gross wells refer to the total number of wells in which the Trust had a royalty interest and net wells refer to gross wells multiplied by the Trust’s weighted average royalty interest percentage. SandRidge completed its drilling obligation to the Trust during the fourth quarter of 2014. Accordingly, no wells were drilled or completed during 2015, and there were no wells subject to the Royalty Interests drilling or awaiting completion at December 31, 2015 or 2014.

	2014				2013
	Gross	Percent	Net	Percent	Gross	Percent	Net	Percent
Completed Wells
Development
Productive	203	98%	104.8	98%	214	99%	104.9	99%
Dry	5	2%	2.6	2%	2	1%	1.0	1%
Total	208	100%	107.4	100%	216	100%	105.9	100%
Exploratory
Productive	—	0%	—	0%	—	0%	—	0%
Dry	—	0%	—	0%	—	0%	—	0%
Total	—	0%	—	0%	—	0%	—	0%
Total
Productive	203	98%	104.8	98%	214	99%	104.9	99%
Dry	5	2%	2.6	2%	2	1%	1.0	1%

	208	100%	107.4	100%	216	100%	105.9	100%

Marketing and Customers

Pursuant to the terms of the conveyance creating the Royalty Interests, SandRidge has the responsibility to market, or cause to be marketed, the oil, natural gas and NGL production attributable to the Underlying Properties. The terms of the conveyance creating the Royalty Interests do not permit SandRidge to charge any marketing fees when determining the net proceeds upon which the royalty payments are calculated, except for marketing fees and costs of non-affiliates. As a result, the net proceeds to the Trust from the sales of oil, natural gas and NGL production from the Underlying Properties are determined based on the same price (net of post-production costs) that SandRidge receives for oil, natural gas and NGL production attributable to SandRidge’s remaining interest in the Underlying Properties.

SandRidge sells oil, natural gas and NGL from the Underlying Properties to a variety of customers, including oil and natural gas companies and trading and energy marketing companies. During 2015, 2014 and 2013, two customers individually accounted for more than 10% of total revenue attributable to the Royalty Interests. The Trust is not committed under any existing contracts or agreements to provide fixed and determinable quantities of oil, NGL or natural gas in the future. See below for additional information on the Trust’s major customers.

	2015
	Sales	% of Revenue
	(in thousands)
Enterprise Crude Oil LLC	$47,361	77.4%
ConocoPhillips Company	$10,852	17.7%

	2014
	Sales	% of Revenue
	(in thousands)
Enterprise Crude Oil LLC	$96,638	74.2%
ConocoPhillips Company	$27,710	21.3%

	2013
	Sales	% of Revenue
	(in thousands)
Enterprise Crude Oil LLC	$104,419	85.4%
ConocoPhillips Company	$12,703	10.4%

Title to Properties

The Underlying Properties are subject to certain burdens that are described in more detail below. To the extent that these burdens and obligations affect SandRidge’s rights to production and the value of production from the Underlying Properties, they have been taken into account in calculating the Trust’s interest and in estimating the size and value of the reserves attributable to the Royalty Interests. SandRidge’s interests in the oil and natural gas properties composing the Underlying Properties are typically subject, in one degree or another, to one or more of the following:

•royalties and other burdens, express and implied, under oil and natural gas leases;

•production payments and similar interests and other burdens created by SandRidge or its predecessors in title;

•a variety of contractual obligations arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles;

•liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements that are not yet delinquent or, if delinquent, are being contested in good faith;

•pooling, unitization and communitization agreements, declarations and orders;

•easements, restrictions, rights-of-way and other matters that commonly affect real property;

•conventional rights of reassignment that obligate SandRidge to reassign all or part of a property to a third party if SandRidge intends to release or abandon such property; and

•rights reserved to or vested in the appropriate governmental agency or authority to control or regulate the Underlying Properties.

SandRidge believes that its title to the Underlying Properties and the Trust’s title to the Royalty Interest are good and defensible in accordance with standards generally accepted in the oil and natural gas industry, subject to such exceptions as are not so material as to detract substantially from the use or value of such properties or Royalty Interests.

Competition and Markets

The production and sale of oil, natural gas and NGL is highly competitive. Competitors in the Permian Basin include major oil and gas companies, independent oil and gas companies, and individual producers and operators. There are numerous producers in the Permian Basin, and competitive position in this area is affected by price, contract terms and quality of service.

Oil, natural gas and NGL compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of oil, natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil, natural gas and NGL.

Future price fluctuations for oil, natural gas and NGL will directly impact Trust distributions, estimates of reserves attributable to the Royalty Interests and estimated and actual future net revenues to the Trust. Due to the many uncertainties that affect the supply and demand for oil, natural gas and NGL, reliable predictions of future oil, natural gas and NGL supply and demand, future product prices or the effect of future product prices on Trust distributions cannot be made. Lower product prices will adversely affect Trust distributions.

Seasonal Nature of Business

Generally, demand for oil, natural gas and NGL decreases during the summer months and increases during the winter months. Certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit drilling and producing activities and other oil and natural gas operations. These seasonal anomalies can pose challenges for meeting well drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increased costs or delay operations.

Insurance

Insurance is maintained by the operators of the Underlying Properties, in accordance with industry practice, against some, but not all, of the operating risks to which the operators are exposed. Generally, insurance policies include coverage for general liability (including sudden and accidental pollution), physical damage to certain oil and natural gas properties, auto liability, worker’s compensation and employer’s liability, among other things.

SandRidge maintains general liability insurance coverage up to $1 million per occurrence, which includes sudden and accidental environmental liability coverage for the effects of pollution on third parties, arising from operations. General liability insurance policies contain aggregate policy limits and are subject to certain customary exclusions and limitations and deductibles that must be met prior to recovery. SandRidge maintains $100 million in excess liability coverage, which is in addition to and triggered if the general liability per occurrence limit is reached, and may be subject to a deductible that must be met prior to recovery. In addition, SandRidge maintains control of well/operators extra expense coverage with a limit of $15 million for any one occurrence.

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

Regulation

Oil and Natural Gas Regulations. The oil and natural gas industry is extensively regulated by numerous federal, state, local and regional authorities, as well as Native American tribes.  Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden.  Also, numerous departments and agencies, both federal and state, and Native American tribes are authorized by statute to issue rules and regulations affecting the oil and natural gas industry and its individual members, some of which carry substantial penalties for noncompliance.  Although the regulatory burden on the oil and natural gas industry increases the cost of doing business and, consequently, affects its profitability, these burdens generally do not affect SandRidge any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production. The availability, terms and cost of transportation significantly affect sales of oil, natural gas and NGL. The interstate transportation and sale for resale of oil, natural gas and NGL is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission (“FERC”). Federal and state regulations govern the price and terms for access to oil and natural gas pipeline transportation. FERC’s regulations for interstate oil and natural gas transmission in some circumstances may also affect the intrastate transportation of oil and natural gas.

Sales of oil, natural gas and NGL are not currently regulated and are transacted at market prices. Although oil, natural gas and NGL prices are currently unregulated, Congress historically has been active in the area of oil and natural gas regulation. Whether new legislation to regulate oil, natural gas and NGL prices might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the Underlying Properties cannot be predicted.

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

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties.  Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases.  In some instances, forced pooling or unitization may be implemented by third parties and may reduce SandRidge’s interest in the unitized properties.  In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production.  These laws and regulations may limit the amount of oil, natural gas and NGL production from its wells or limit the number of wells or the locations which can be drilled. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGL within its jurisdiction.

Federal, state and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production facilities and pipelines, and for site restorations, in areas where the Underlying Properties are located.  For example, the Railroad Commission of Texas imposes financial assurance requirements on operators, with additional financial security required for offshore wells and the United States Army Corps of Engineers and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration.

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

Environmental and Occupational Safety and Health Regulation. The exploration, development and production of oil, natural gas and NGL are subject to stringent federal, state, tribal, regional and local laws and regulations governing worker safety and health, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”) and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, which may cause SandRidge and other operators of the Underlying Properties to incur significant capital and operating expenditures or costly actions to achieve and maintain compliance.  These laws and regulations may, among other things, require permits to conduct drilling, water withdrawal and other regulated activities; govern the types, quantities and concentrations of substances that may be disposed or released into the environment and the manner of any such disposal or release; limit or prohibit construction or drilling activities or require formal mitigation measures in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require investigatory and remedial actions to mitigate pollution conditions arising from SandRidge’s operations or attributable to former operations; impose safety and health restrictions designed to protect employees from exposure to hazardous or dangerous substances; and impose obligations to reclaim and abandon well sites and pits. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays or restrictions in permitting or performance of projects and the issuance of orders enjoining operations in affected areas.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes or enhanced enforcement of these laws and regulations that result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal, emission or discharge requirements could have a material adverse effect on the Trust’s revenues.  Moreover, accidental releases, including spills, may occur in the course of operations on the Underlying Properties, and significant costs could be incurred as a result of such releases or spills, including third-party claims for damage to property and natural resources or personal injury.  SandRidge may be unable to pass on such increased compliance costs to customers.

The following is a summary of the more significant existing environmental and occupational safety and health laws and regulations, as amended from time to time, applicable to the oil and natural gas industry and for which compliance may have a material adverse impact on the Trust or operation of the Underlying Properties.

Hazardous Substances and Wastes. The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws may impose strict, joint and several liability, without regard to fault or legality of conduct on certain persons who are responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release of a hazardous substance occurred as well as entities that disposed or arranged for the disposal of the hazardous substance released at the site. Under CERCLA, these “responsible parties” may be liable for the costs of cleaning up sites where hazardous substances have been released into the environment, for damages to natural resources resulting from the release and for the costs of certain environmental and health studies. Additionally, landowners and other third parties may file claims for personal injury and natural resource and property damage allegedly caused by the release of hazardous substances into the environment. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment from a hazardous substance release and to pursue steps to recover costs incurred for those actions from responsible parties. Certain products used by SandRidge in the course of operations at the Underlying Properties may be regulated as CERCLA hazardous substances. To date, none of the Underlying Properties have been subject to CERCLA response actions.

The federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes and implementing regulations imposes strict “cradle-to-grave” requirements on the generation, transportation, treatment, storage and disposal and cleanup of hazardous and non- hazardous wastes. SandRidge and other operators of the Underlying Properties generate wastes that are subject to the requirements of RCRA and comparable state statutes. Drilling fluids, produced waters and other wastes associated with the exploration, production and/or development of oil and natural gas are currently excluded from regulation as hazardous wastes under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste requirements. However, it is possible that these wastes could be classified as hazardous wastes in the future.  For example, in August 2015, several non-governmental organizations filed notice of intent to sue the EPA under RCRA for, among other things, the agency’s alleged failure to reconsider whether such exclusion should continue to apply. Any change in the exclusion for such wastes could potentially result in an increase in SandRidge’s costs to manage and dispose of those wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders.

Air Emissions. The federal Clean Air Act and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various permitting, monitoring and reporting requirements. These laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, strict compliance with air permit requirements or the utilization of specific equipment or technologies to control emissions. The need to acquire such permits has the potential to delay or limit the development of oil and natural gas projects. Over the next several years,  SandRidge may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues.  For example, in October 2015, the EPA issued a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively.  The EPA is required to make attainment and non-attainment designations for specific geographic locations under the revised standards by October 1, 2017.  With the EPA lowering the ground-level ozone standard, states may be required to implement more stringent regulations, which could apply to SandRidge’s operations and result in the need to install new emissions controls, longer permitting timelines and significant increases in SandRidge’s capital or operating expenditures, which could adversely impact the Trust’s ability to make cash distributions to unitholders.. Additionally, violations of lease conditions or regulations related to air emissions can result in civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

Water Discharges. The Federal Clean Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws and implementing regulations impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States as well as state waters. Pursuant to these laws and regulations, the discharge of pollutants to regulated waters is prohibited unless it is permitted by the EPA or an analogous state agency. SandRidge does not presently discharge pollutants associated with the exploration, development and production of oil, natural gas and NGL on the Underlying Properties into federal or state waters. The CWA, including analogous state laws and regulations, also imposes restrictions and controls regarding the discharge of sediment via storm water run-off to waters of the United States and state waters from a wide variety of construction activities. Such activities are generally prohibited from discharging sediment unless it is permitted by the EPA or an analogous state agency. However, pursuant to the Federal Energy Policy Act of 2005, storm water discharges related to oil and gas exploration, development and production and meeting certain conditions are exempt from the permitting provisions of the CWA.  SandRidge employs certain controls with respect to construction activities at the Underlying Properties to address the discharge of sediment into nearby waterbodies. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit.  The EPA issued a final rule in May 2015 that attempts to clarify the federal jurisdictional reach over waters of the United States but this rule has been stayed nationwide by the U.S. Sixth Circuit Court of Appeals as that appellate court and numerous district courts ponder lawsuits opposing implementation of the rule.

Finally, the Oil Pollution Act of 1990 (“OPA”), which amends the CWA, establishes standards for prevention, containment and cleanup of oil spills into waters of the United States.  The OPA requires measures to be taken to prevent the accidental discharge of oil into waters of the United States from onshore production facilities.  Measures under the OPA and/or CWA include inspection and maintenance programs to minimize spills from oil storage and conveyance systems; the use of secondary containment systems to prevent spills from reaching nearby waterbodies; and the development and implementation of spill prevention, control and countermeasure (“SPCC”) plans to prevent and respond to oil spills. SandRidge has developed and implemented SPCC plans for the Underlying Properties as required under the CWA.

Subsurface Injections. Underground injection operations performed by SandRidge are subject to the Safe Drinking Water Act (“SDWA”), as well as analogous state laws and regulations. Under the SDWA, the EPA established the Underground Injection Control (“UIC”) program, which established the minimum program requirements for state and local programs regulating underground injection activities. The UIC program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. State regulations require a permit from the applicable regulatory agencies to operate underground injection wells. Although SandRidge monitors the injection process of its wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of SandRidge’s UIC permit, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third-parties claiming damages for alternative water supplies, property damages and personal injuries. Additionally, some states, have considered laws mandating the recycling of flowback and produced water. If such laws are adopted in areas where SandRidge conducts operations, SandRidge’s operating costs may increase significantly.

Climate Change. The EPA has published its findings that emissions of carbon dioxide, methane and certain other greenhouse gases (collectively, “GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has adopted and implemented regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions.  Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states.  This rule could adversely affect SandRidge’s operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds.  In addition, the EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities in the United States on an annual basis. SandRidge is monitoring and reporting on GHG emissions from certain of its operations upon the Underlying Properties.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level.  As a result, a number of state and regional efforts have emerged that are aimed at tracking and./or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs.  The adoption of any legislation or regulations imposing reporting obligations on, or limiting emissions of GHGs from, equipment and operations related to the Underlying Properties could require costs to be incurred by SandRidge or other operators of the Underlying Properties to reduce emissions of GHGs associated with operations or could adversely affect demand for the oil, natural gas and NGL production attributable to the Royalty Interests.  For example, in August 2015, the EPA announced proposed rules, expected to be finalized in 2016, that would establish new controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production activities, as part of an overall effort to reduce methane emissions by up to 45 percent in 2025.  On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets.  It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the international climate change agreement.  Any such legislation or regulatory programs could also increase the cost to the consumer, and thereby reduce demand for the oil, natural gas and NGL production attributable to the Royalty Interests, and thus possibly have a material adverse effect on the Trust’s revenues.

Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events, such events could have an adverse effect on assets and operations related to the Underlying Properties.

Endangered Species. The Endangered Species Act ( “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act.  If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in 2011, the U.S. Fish and Wildlife Service (“FWS”) is required to consider listing numerous species as endangered under the ESA by the end of the agency’s 2017 fiscal year. For example, in March 2014, the FWS announced the listing of the lesser prairie chicken, whose habitat is over a five-state region, including Oklahoma, where the Underlying Properties are located, as a threatened species under the ESA.  However, on September 1, 2015, the U.S. District Court for the Western District of Texas vacated the FWS’ rule listing the lesser prairie chicken in its entirety, concluding that the decision to list the species was arbitrary and capricious.  As a result of the 2014 listing of the lesser prairie chicken, we had entered into a range-wide conservation planning agreement, pursuant to which we agreed to take measures to protect the lesser prairie chicken’s habitat and to pay a mitigation fee if our actions harmed the lesser prairie chicken’s habitat.  Notwithstanding the 2015 District Court decision, SandRidge has continued its participation in the conservation planning agreement with respect to the Underlying Properties.  Whether the lesser prairie chicken or other species will be listed in the future under the ESA is currently unknown but the designation of the lesser prairie chicken or any other previously unprotected species as threatened or endangered in areas where the Underlying Properties operations are located could cause SandRidge to incur increased costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the Underlying Properties. SandRidge is an active participant on various agency and industry committees that are developing or addressing various ESA and other federal and state agency programs to minimize potential impacts to its business and the Underlying Properties.

Employee Health and Safety. The operations of SandRidge are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA Hazardous Communication Standard requires that information be maintained concerning hazardous materials used or produced in SandRidge’s operations and that this information be provided to employees. Pursuant to the Federal Emergency Planning and Community Right-to-Know Act, also known as Title III of the Federal Superfund Amendment and Reauthorization Act, facilities that store hazardous chemicals that are subject to OSHA’s Hazardous Communication Standard above certain threshold quantities must submit information regarding those chemicals by March 1 of each year to state and local authorities in order to facilitate emergency planning and response. SandRidge has been and will continue to submit this information to these authorities for the Underlying Properties each year.

State and Local Regulation. The Underlying Properties are subject to state and other local regulations applicable to the drilling for, and the production and gathering of, oil, natural gas and NGL, including requirements relating to drilling permits, the location, spacing and density of wells, unitization and pooling of interests, the method of drilling, casing and equipping of wells, the protection of fresh water sources, the orderly development of common sources of supply of oil, natural gas and NGL, the operation of wells, allowable rates of production, the use of fresh water in oil and natural gas operations, saltwater injection and disposal operations, the plugging and abandonment of wells and the restoration of surface properties, the prevention of waste of oil and natural gas resources, the protection of the correlative rights of oil and natural gas owners and, where necessary to avoid unfair, unjust or discriminatory service, the fees, terms and conditions for the gathering of natural gas. These regulations may affect the number and location of Trust Development Wells and the amounts of oil, natural gas and NGL that may be produced from the Underlying Properties. Realized prices for the first sale of oil, natural gas and NGL are not subject to state regulation in Texas.

Hydraulic Fracturing. Oil, natural gas and NGL may be recovered from the Underlying Properties through the use of hydraulic fracturing, combined with sophisticated drilling. Hydraulic fracturing, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and gas commissions. However, several federal agencies have asserted federal regulatory authority over certain aspects of the hydraulic fracturing process.  For example, the EPA issued Clean Air Act final regulations in 2012 and proposed additional Clean Air Act regulations in August 2015 governing performance standards for the oil and natural gas industry; proposed in April 2015 effluent limitations guidelines that waste water from shale natural gas extraction operations must meet before discharging to a treatment plant; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing.  Also, the U.S. Department of the Interior, Bureau of Land Management (“BLM”) published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands but, in September 2015, the U.S. District Court of Wyoming issued a preliminary injunction barring implementation of this rule, which order the BLM could appeal and is being separately appealed by certain environmental groups.

The BLM also proposed new rules in January 2016 which seek to limit methane emissions from new and existing oil and gas operations on federal lands.  The proposal would limit venting and flaring of gas, impose leak detection and repair requirements on wellsite equipment and compressors, and also require the installation of new controls on pneumatic pumps, and other activities at the wellsite such as downhole well maintenance and liquids unloading and drilling workovers and completions to reduce leaks of methane.

Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.  At the state level, some states, including Texas, have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, disclosure, or well construction requirements on hydraulic fracturing operations. For example, in December 2011, the Railroad Commission of Texas finalized regulations requiring public disclosure of all chemicals in fluids used in the hydraulic fracturing process. Local government may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.  If new laws or regulations that significantly restrict or regulate hydraulic fracturing are adopted at  the local, state or federal level, fracturing activities with respect to the Underlying Properties could become subject to additional permit requirements, reporting requirements or operational restrictions and also to associated permitting delays and potential increases in costs. These delays or additional costs could adversely affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of oil, NGL or natural gas that is ultimately produced in commercial quantities from the Underlying Properties.

In addition to asserting regulatory authority, certain government reviews are underway that focus on environmental issues associated with hydraulic fracturing practices. For example, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices.  Also, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources in June 2015, which report concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water sources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources.  However, in January 2016, the EPA’s Science Advisory Board provided its comments on the draft study, indicating its concern that EPA’s conclusion of no widespread, systemic impacts on drinking water sources arising from fracturing activities did not reflect the uncertainties and data limitations associated with such impacts, as described in the body of the draft report.  The final version of this EPA report remains pending and is expected to be completed in 2016.  Such EPA final report, when issued, as well as any future studies, depending on their degree of pursuit and any meaningful results obtained, could spur efforts to further regulate hydraulic fracturing.

Glossary of Oil and Natural Gas Terms

The following is a description of the meanings of some of the oil and natural gas industry terms used in this report.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil or other liquid hydrocarbons.

Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Trust’s reserves at year-end 2015 of $46.79/ Bbl for oil and $2.59 / Mcf for natural gas, the ratio of economic value of oil to natural gas was approximately18 to 1, even though the ratio for determining energy equivalency is 6 to 1.

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

Development costs. Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil, natural gas and NGL. More specifically, development costs, including depreciation and applicable operating costs of support equipment and facilities and other costs of development activities, are costs incurred to (i) gain access to and prepare well locations for drilling, including surveying well locations for the purpose of determining specific development drilling sites, clearing ground, draining, road building and relocating public roads, gas lines and power lines, to the extent necessary in developing the proved reserves, (ii) drill and equip development wells, development-type stratigraphic test wells and service wells, including the costs of platforms and of well equipment such as casing, tubing, pumping equipment, and the wellhead assembly, (iii) acquire, construct and install, production facilities such as leases, flow lines, separators, treaters, heaters, manifolds, measuring devices and production storage tanks, natural gas cycling and processing plants, and central utility and waste disposal systems, and (iv) provide improved recovery systems.

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

Gross wells. The total wells in which a working interest is owned.

MBbls. Thousand barrels of oil or other liquid hydrocarbons.

MBoe. Thousand barrels of oil equivalent.

MBoe/d. Thousand barrels of oil equivalent per day.

Mcf. Thousand cubic feet of natural gas.

MMBoe. Million barrels of oil equivalent.

MMBtu. Million British Thermal Units.

MMcf. Million cubic feet of natural gas.

Net wells. The sum of the fractional working interest owned in gross wells, as the case may be.

Net revenue interests. A share of production after all burdens, such as royalty and overriding royalty interest, have been deducted from the working interest.

NGL. Natural gas liquids, such as ethane, propane, butanes and natural gasolines that are extracted from natural gas production streams.

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

Production costs. Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities that become part of the cost of oil, natural gas and NGL produced.

Productive well. A well that is found to be capable of producing oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

Proved developed reserves. Reserves that are both proved and developed.

Proved oil, natural gas and NGL reserves. Those quantities of oil, natural gas and NGL that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

Reserves. Estimated remaining quantities of oil, natural gas and NGL and related substances anticipated to be economically producible by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil, natural gas and NGL or related substances to market, and all permits and financing required to implement the project.

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

Standardized measure or standardized measure of discounted future net cash flows. The present value of estimated future cash inflows from proved oil, natural gas and NGL reserves, less future development and production costs and future income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized Measure differs from PV-10 because Standardized Measure includes the effect of future income taxes on future net revenues.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or natural gas regardless of whether such acreage contains proved reserves.

Undeveloped oil, natural gas and NGL reserves. Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

Item 1A. Risk Factors

Risks Related to the Units

Producing oil, natural gas and NGL from the Underlying Properties is a high risk activity with many uncertainties that could adversely affect future production from the Underlying Properties. Any such reductions in production could decrease cash that is available for distribution to unitholders.

Production operations on the Underlying Properties may be curtailed, delayed or canceled as a result of various factors, including the following:

•reductions in oil, natural gas and NGL prices;

•unusual or unexpected geological formations and miscalculations;

•equipment malfunctions, failures or accidents;

•lack of available gathering facilities or delays in construction of gathering facilities;

•lack of available capacity on interconnecting transmission pipelines;

•unexpected operational events;

•pipe or cement failures and casing collapses;

•pressures, fires, blowouts and explosions;

•uncontrollable flows of oil, NGL, natural gas, brine, water or drilling fluids;

•natural disasters;

•environmental hazards, such as oil spills, natural gas and NGL  leaks, pipeline or tank ruptures, encountering naturally occurring radioactive materials,  and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;

•high costs, shortages or delivery delays of equipment, labor or other services, or water used in hydraulic fracturing;

•compliance with environmental and other governmental requirements;

•adverse weather conditions, such as extreme cold, fires caused by extreme heat or lack of rain and severe storms or tornadoes; and

•market limitations for oil, natural gas and NGL.

If production from the Trust Development Wells is lower than anticipated due to one or more of the foregoing factors or for any other reason, cash distributions to unitholders may be reduced.

Oil, natural gas and NGL prices can fluctuate widely due to a number of factors that are beyond the control of the Trust and SandRidge. Continued depressed or further declining oil, natural gas or NGL prices would reduce proceeds to the Trust and cash distributions to unitholders.

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are very volatile and have experienced significant declines during the latter half of 2014 and continuing throughout 2015. Oil, natural gas and NGL prices can move quickly and fluctuate widely in response to a variety of factors that are beyond the control of the Trust and SandRidge. These factors include, among others:

•changes in regional, domestic and foreign supply of, and demand for, oil, natural gas and NGL, as well as perceptions of supply of, and demand for, oil, natural gas and NGL;

•the price of foreign imports;

•U.S. and worldwide political and economic conditions;

•the level of demand, and perceptions of demand, for oil, natural gas and NGL;

•weather conditions and seasonal trends;

•anticipated future prices of oil, natural gas and NGL, alternative fuels and other commodities;

•technological advances affecting energy consumption and energy supply;

•the proximity, capacity, cost and availability of pipeline infrastructure, treating, transportation and refining capacity;

•natural disasters and other acts of force majeure;

•domestic and foreign governmental regulations and taxation;

•energy conservation and environmental measures; and

•the price and availability of alternative fuels.

For oil, from January 2012 through December 2015, the highest month end settled price on the New York Mercantile Exchange (“NYMEX”) was $107.65 per Bbl and the lowest was $37.04 per Bbl. For natural gas, from January 2012 through December 2015, the highest month end NYMEX settled price was $5.56 per MMBtu (one million British Thermal Units) and the lowest was $2.03 per MMBtu. In addition, the market price of oil and natural gas is generally lower in the summer months than during the winter months of the year due to decreased demand for oil and natural gas for heating purposes during the summer season.

Oil prices dropped sharply during the latter half of 2014 and have continued through early 2016, and settled as low as $26.21 per Bbl in February 2016.  Continued low oil, natural gas and NGL  prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and NGL that is economic to produce from the Underlying Properties causing the Trust to make substantial downward adjustments to its estimated proved reserves. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low oil, natural gas and NGL prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil, natural gas and NGL prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon, at its cost, any well or property if it reasonably believes that the well or property can no longer produce oil, natural gas and NGL in commercially economic quantities. This could result in termination of the portion of the Royalty Interest relating to the abandoned well or property, and SandRidge would have no obligation to drill a replacement well.

Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.

The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves estimated to be attributable to the Royalty Interests. It is not possible to accurately measure underground accumulations of oil, natural gas and NGL in an exact way and estimating reserves is inherently uncertain. As discussed below, the process of estimating oil, natural gas and NGL reserves requires interpretations of available technical data and many assumptions. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of the Trust’s reserves. This could result in actual production and revenues for the Underlying Properties being materially less than estimated amounts.

In order to prepare the estimates of reserves attributable to the Underlying Properties and the Trust, production rates must be projected. In so doing, available geological, geophysical, production and engineering data must be analyzed. The extent, quality and reliability of this data can vary.

In addition, petroleum engineers are required to make subjective estimates of underground accumulations of oil, natural gas and NGL based on factors and assumptions that include:

•historical production from the area compared with production rates from other producing areas;

•oil, natural gas and NGL  prices, production levels, Btu content, production expenses, transportation costs, severance and excise taxes and capital expenditures; and

•the assumed effect of governmental regulation.

Changes in these assumptions or actual production costs incurred could materially decrease reserve estimates. Estimates of reserves are also continually subject to revisions based on production history, price changes, and other factors.

Production of oil, natural gas and NGL on the Underlying Properties could be materially and adversely affected by severe or unseasonable weather.

Production of oil, natural gas and NGL on the Underlying Properties could be materially and adversely affected by severe weather. Repercussions of severe weather conditions may include:

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

The Underlying Properties are being and will be operated for oil, natural gas and NGL production only and are focused exclusively in the Permian Basin in Andrews County, Texas. This concentration could disproportionately expose the Trust’s interests to operational and regulatory risk in that area. Due to the lack of diversification in industry type and location of the Trust’s interests, adverse developments in the oil and natural gas market or the area of the Underlying Properties, including, for example, transportation or treatment capacity constraints, curtailment of production or treatment plant closures for scheduled maintenance, could have a significantly greater impact on the Trust’s financial condition, results of operations and cash flows than if the Royalty Interests were more diversified.

The generation of proceeds for distribution by the Trust depends in part on access to and the operation of gathering, transportation and processing facilities. Limitations in the availability of those facilities could interfere with sales of oil, natural gas and NGL production from the Underlying Properties.

The amount of oil, natural gas and NGL that may be produced and sold from any well to which the Underlying Properties relate is subject to curtailment in certain circumstances, such as by reason of weather conditions, pipeline interruptions due to scheduled and unscheduled maintenance, failure of tendered oil, natural gas and NGL to meet quality specifications of gathering lines or downstream transporters, excessive line pressure which prevents delivery, physical damage to the gathering system or transportation system or lack of contracted capacity on such systems. The curtailments may vary from a few days to several months. In many cases, SandRidge is provided limited notice, if any, as to when production will be curtailed and the duration of such curtailments. If SandRidge is forced to reduce production due to such a curtailment, the revenues of the Trust and the amount of cash distributions to the Trust unitholders would similarly be reduced due to the reduction of proceeds from the sale of production.

The Trust is passive in nature and has no voting rights in SandRidge, managerial, contractual or other ability to influence SandRidge, or control over the field operations of, or sale of oil, natural gas and NGL from the Underlying Properties.

Trust unitholders have no voting rights with respect to SandRidge and, therefore, have no managerial, contractual or other ability to influence SandRidge’s activities or operations of the Underlying Properties. In addition, some of the Underlying Properties may, in the future, be operated by third parties unrelated to SandRidge. Such third-party operators may not have the operational expertise of SandRidge. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the aggregate working interest in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. The failure of an operator to adequately perform operations could reduce production from the Underlying Properties and cash available for distribution to unitholders. Neither the Trustee nor the Trust unitholders has any contractual or other ability to influence or control the field operations of, sale of oil, natural gas and NGL from, or future development of, the Underlying Properties.

The oil, natural gas and NGL reserves estimated to be attributable to the Royalty Interests are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or royalty interests to replace the depleting assets and production.

The proceeds payable to the Trust from the Royalty Interests are derived from the sale of the production of oil, natural gas and NGL from the Underlying Properties. The oil, natural gas and NGL reserves attributable to the Royalty Interests are depleting assets, which means that the reserves of oil, natural gas and NGL attributable to the Royalty Interests will decline over time as will the quantity of oil, natural gas and NGL produced from the Underlying Properties.

Future maintenance may affect the quantity of proved reserves that can be economically produced from the Underlying Properties to which the wells relate. The timing and size of these projects will depend on, among other factors, the market prices of oil, natural gas and NGL. SandRidge has no contractual obligation to make capital expenditures on the Underlying Properties in the future. Furthermore, for properties on which SandRidge is not designated as the operator, SandRidge has no control over the timing or amount of those capital expenditures. SandRidge also has the right to non-consent and not participate in the capital expenditures on properties for which it is not the operator, in which case SandRidge and the Trust will not receive the production resulting from such capital expenditures. If SandRidge or other operators of the wells to which the Underlying Properties relate do not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by SandRidge or estimated in the Trust’s reserve report.

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

The amount of cash available for distribution by the Trust is reduced by Trust expenses,  post-production costs and applicable taxes associated with the Royalty Interests.

The Royalty Interests and the Trust bear certain costs and expenses that reduce the amount of cash received by or available for distribution by the Trust to the holders of the Trust units. These costs and expenses include the following:

•the Trust’s share of the costs incurred by SandRidge to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL (excluding costs of marketing services provided by SandRidge);

•the Trust’s share of applicable taxes, including property taxes and taxes on the production of oil, natural gas and NGL;

•the Trust’s liability for Texas franchise tax; and

•Trust administrative expenses, including fees paid to the Trustee and the Delaware Trustee, the annual administrative services fee payable to SandRidge, tax return and Schedule K-1 preparation and mailing costs, independent auditor fees and registrar and transfer agent fees, and costs associated with annual and quarterly reports to unitholders.

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

The Trust has no hedges in place to protect against the price risk inherent in holding interests in oil, a commodity that is frequently characterized by significant price volatility.

The Trust entered into a derivatives agreement with SandRidge that provided the Trust with the economic effect of certain derivative contracts for production through March 31, 2016 that were entered into between SandRidge and a third party. From inception through the termination of the hedging arrangements, the Trust received approximately $47.5 million that it would not have received without the hedging arrangements. The last of the hedging arrangements expired March 31, 2015. Consequently, unitholders no longer have the benefit of any hedging arrangements, and all production after March 31, 2015 is subject to the price risks inherent in holding interests in oil, a commodity that is frequently characterized by significant price volatility.

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

As of March 8, 2016, SandRidge, through SandRidge Exploration and Production, LLC (“SandRidge E&P”), owned 13,125,000 common units. SandRidge may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the common units. On March 14, 2012, September 9, 2013 and January 9, 2014, SandRidge E&P sold 2,000,000, 1,050,000 and 1,825,000 respectively of its common units in transactions pursuant to Rule 144 under the Securities Act.

SandRidge could have interests that conflict with the interests of the Trust and Trust unitholders.

As a working interest owner in the Underlying Properties, SandRidge could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•Notwithstanding its fulfillment of its drilling obligation to the Trust, SandRidge’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the maintenance, operation or abandonment of the Underlying Properties. Additionally, SandRidge may, consistent with its obligation to act as a reasonably prudent operator, abandon a well that is uneconomic or not generating revenues from production in excess of its operating costs, even though such well is still generating revenue for the Trust unitholders. SandRidge may make decisions with respect to expenditures and decisions to allocate resources on projects in other areas that adversely affect the Underlying Properties, including reducing expenditures on these properties, which could cause oil, natural gas and NGL  production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

•SandRidge may, without the consent or approval of the Trust unitholders, sell all or any part of its retained interest in the Underlying Properties, if the Underlying Properties are sold subject to and burdened by the Royalty Interests. Such sale may not be in the best interests of the Trust and Trust unitholders. For example, any purchaser may lack SandRidge’s experience in the Permian Basin or its creditworthiness.

•SandRidge may, without the consent or approval of the Trust unitholders, require the Trust to release Royalty Interests with an aggregate value of up to $5.0 million during any 12-month period in connection with a sale by SandRidge of a portion of its retained interest in the Underlying Properties. The fair value received by the Trust for such Royalty Interests may not fully compensate the Trust for the value of future production attributable to the Royalty Interests disposed of.

•SandRidge is permitted under the conveyance agreements creating the Royalty Interests to enter into new processing and transportation contracts without obtaining bids from or otherwise negotiating with any independent third parties, and SandRidge will deduct from the Trust’s proceeds any charges under such contracts attributable to production from the Trust properties.

•SandRidge can sell its Trust units regardless of the effects such sale may have on common unit prices or on the Trust itself. Additionally, SandRidge can vote its Trust units in its sole discretion.

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

As of December 31, 2015, SandRidge is the operator of all of the Initial Wells together with the wells drilled as Trust Development Wells through December 31, 2014. The conveyances provide that SandRidge is obligated to market, or cause to be marketed, the oil and natural gas production related to the Underlying Properties. If SandRidge defaults on its obligation the cash distributions to the Trust unitholders may be materially reduced. The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust development wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. Due to the Trust’s reliance on SandRidge to fulfill these obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on SandRidge’s performance. SandRidge has identified uncertainties that raise substantial doubt about its ability to continue as a going concern.  In the event of bankruptcy of SandRidge, other working interest owners in Trust wells may seek to replace SandRidge as operator of such wells, and this could result in reduced production of reserves and decreased distributions to Trust unitholders.  Currently, SandRidge has been de-listed from the New York Stock Exchange and is considering strategic alternatives.

The bankruptcy of operators could impede the operation of wells.

The value of the Royalty Interests and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of the operator of the wells. SandRidge has not agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants.

The ability to operate the Underlying Properties depends on all operators’ future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators.

In the event of the bankruptcy of SandRidge or any other future operator of the Underlying Properties, the working interest owners in the affected properties, creditors or the debtor-in-possession would have to seek a new party to perform the operations of the affected wells. SandRidge or the other working interest owners may not be able to find a replacement operator, and they may not be able to enter into a new agreement with such replacement party on favorable terms or within a reasonable period of time. As a result, such a bankruptcy may result in reduced production of reserves and decreased distributions to Trust unitholders. SandRidge has identified uncertainties that raise substantial doubt about its ability to continue as a going concern.  In the event of bankruptcy of SandRidge, other working interest owners in Trust wells may seek to replace SandRidge as operator of such wells, and this could result in reduced production of reserves and decreased distributions to Trust unitholders.  Currently, SandRidge has been de-listed from the New York Stock Exchange and is considering strategic alternatives

Oil and natural gas wells are subject to operational hazards that can cause substantial losses. SandRidge maintains insurance; however, SandRidge may not be adequately insured for all such hazards.

There are a variety of operating risks inherent in oil, natural gas and NGL production and associated activities, such as fires, leaks, explosions, mechanical problems, major equipment failures, blowouts, uncontrollable flow of oil, NGL, natural gas, water or drilling fluids, casing collapses, abnormally pressurized formations and natural disasters. The occurrence of any of these or similar accidents that temporarily or permanently halt the production and sale of oil, natural gas and NGL at any of the Underlying Properties will reduce Trust distributions by reducing the amount of proceeds available for distribution.

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

Oil, natural gas and NGL production, transportation and treatment operations are subject to complex and stringent laws and regulations. In order to conduct operations in compliance with these laws and regulations, numerous permits, approvals and certificates are required from various federal, state and local governmental authorities. Compliance with these existing laws and regulations may require the incurrence of substantial costs by SandRidge or other operators of the Underlying Properties. Additionally, there has been a variety of regulatory initiatives at the federal and state levels to further regulate oil and natural gas operations in certain locations. Any increased regulation or suspension of oil and natural gas operations, or revision or reinterpretation of existing laws and regulation, could result in delays and higher operating costs. Such costs or significant delays could have a material adverse effect on the operation of the Underlying Properties, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust’s interests.

Laws and regulations governing oil and natural gas exploration and production may also affect production levels. SandRidge is required to comply with federal and state laws and regulations governing conservation matters, including provisions related to the unitization or pooling of the oil and natural gas properties; the establishment of maximum rates of production from wells; the spacing of wells; and the plugging and abandonment of wells. These and other laws and regulations can limit the amount of oil, natural gas and NGL SandRidge can produce from its wells, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust’s interests.

New laws or regulations, or changes to existing laws or regulations may unfavorably impact SandRidge, could result in increased operating costs and could have a material adverse effect on SandRidge’s financial condition and results of operations.

Additionally, federal and state regulatory authorities may expand or alter applicable pipeline safety laws and regulations, compliance with which may require increased capital costs on the part of SandRidge and third-party downstream oil, natural gas and NGL transporters. These and other potential regulations could increase SandRidge’s operating costs, reduce SandRidge’s liquidity, delay SandRidge’s operations, increase direct and third-party post production costs associated with the Trust’s interests or otherwise alter the way SandRidge conducts its business, which could have a material adverse effect on SandRidge’s financial condition, results of operations and cash flows and which could reduce cash received by or available for distribution, including any amounts paid by SandRidge for transportation on downstream interstate pipelines.

The operation of the Underlying Properties is subject to environmental and occupational safety and health laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations or result in significant costs and liabilities.

The oil, natural gas and NGL production operations on the Underlying Properties are subject to stringent federal, state, regional and local laws and regulations governing worker safety and health, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to operations of the Underlying Properties, including the acquisition of permits to conduct drilling and the performance of other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; the imposition of safety and health regulations designed to protect employees from exposure to hazardous substances; and the imposition of substantial liabilities for pollution resulting from operations. Numerous governmental authorities, such as the EPA and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. Failure to comply with these laws and regulations may result in litigation; the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations; the occurrence of delays or restrictions in permitting or performance of projects; and the issuance of injunctions limiting or preventing some or all operations relating to the Underlying Properties in affected areas.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of operations at the Underlying Properties due to the handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to operations, and as a result of historical industry operations and waste disposal practices. Under certain environmental laws and regulations, an operator could be subject to strict, joint and several strict liability for the investigation, removal or remediation of previously released materials or property contamination regardless of whether the operator was responsible for the release or contamination or whether the operations were in compliance with all applicable laws at the time the release or contamination occurred. Private parties, including the owners of properties upon which wells are drilled and facilities where petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for contamination even in the absence of non-compliance, with environmental laws and regulations or for personal injury or property damage.

In addition, the risk of accidental spills or releases could expose an operator to significant liabilities that could have a material adverse effect on its financial condition or results of operations. Certain laws related to oil spills impose strict, joint and several strict liability, without regard to fault, for all containment and oil removal costs and a variety of public and private damages including, but not limited to, the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill. Although defenses exist to the liability imposed by those laws, they are limited. If an oil discharge or substantial threat of discharge were to occur, an operator may be liable for costs and damages, which costs and damages could be material to its results of operations and financial position.

Changes in environmental laws and regulations occur frequently, and any changes that result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management, or completion activities or waste handling, storage, transport, remediation or disposal , emission or discharge requirements could require significant expenditures by SandRidge to attain and maintain compliance and may otherwise have a material adverse effect on the results of operations, competitive position or financial condition of SandRidge. For example, in October 2015, the EPA issued a final rule under the Clean Air Act, lowering the NAAQS for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. SandRidge may not be able to recover some or any of these costs from insurance. The occurrence of any of these matters could have a material adverse effect on the Trust.

Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil, natural gas and NGL produced from the Underlying Properties while the physical effects of climate change could disrupt production and cause SandRidge to incur significant costs in preparing for or responding to those effects.

The EPA has published its findings that emissions of GHGs present a danger to public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted rules that, among other things, establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions.  Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards.  In addition, the EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities in the United States on an annual basis. However, the adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, SandRidge’s equipment and operations could require SandRidge to incur additional costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil, natural gas and NGL that it produces. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events, such events could have a material adverse effect on the Underlying Properties, and potentially subject SandRidge to greater regulation.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level.  As a result, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs.  The adoption of any legislation or regulations imposing reporting obligations on, or limiting emissions of GHGs from, equipment and operations related to the Underlying Properties could require costs to be incurred by SandRidge or other operators of the Underlying Properties to reduce emissions of GHGs associated with operations or could adversely affect demand for the oil, natural gas and NGL production attributable to the Royalty Interests.  For example, in August 2015, the EPA announced proposed rules, expected to be finalized in 2016, that would establish new controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production activities, as part of an overall effort to reduce methane emissions by up to 45 percent in 2025.  On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets.  It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the international climate change agreement.  Any such legislation or regulatory programs could also increase the cost to the consumer, and thereby reduce demand for the oil, natural gas and NGL produced from the Underlying Properties. SandRidge may, consistent with its obligation to act as a reasonably prudent operator, abandon a well that is uneconomic or not generating revenues from production in excess of its operating costs, even though such well is still generating revenue for the Trust unitholders.

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

In recent years, SandRidge has increasingly relied on information technology (“IT”) systems and networks in connection with its business activities, including certain of its exploration, development and production activities.  SandRidge relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil, natural gas and NGL reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties.  As SandRidge’s dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication.  These threats pose a risk to the security of SandRidge’s systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets.  SandRidge has experienced, and expects to continue to experience, attempts from hackers and other third parties to gain unauthorized access to its IT systems and networks.  Although prior cyber-attacks have not had a material adverse impact on SandRidge’s operations or financial performance, there can be no assurance that SandRidge will be successful in preventing cyber-attacks or mitigating their effect.  Any cyber-attack could have a material adverse effect on SandRidge’s reputation, competitive position, business, financial condition and results of operations, and could have a material adverse effect on the Trust.  Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to SandRidge to implement further data protection measures.

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

Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of the Trustee’s operations.

The Trustee depends heavily upon IT systems and networks in connection with its business activities. Despite a variety of security measures implemented by the Trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and the Trustee’s computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies.

If a cyber-attack were to occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Trustee’s computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the Trust, which could result in litigation, increased costs and regulatory penalties. Although steps are taken to prevent and detect such attacks, it is possible that a cyber incident will not be discovered for some time after it occurs, which could increase exposure to these consequences.

Legislation or regulatory initiatives intended to address seismic activity are restricting and could further restrict SandRidge’s ability and the ability of the operators of wells in which SandRidge owns an interest to dispose of saltwater produced alongside hydrocarbons.

Large volumes of saltwater produced alongside SandRidge’s oil, natural gas and NGL in connection with drilling and production operations are disposed of pursuant to permits issued by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities.

Furthermore, in response to recent seismic events near underground disposal wells used for the disposal by injection of produced water resulting from oil and natural gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells. For example, on October 28, 2014, the Texas Railroad Commission, or TRC, published a new rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the saltwater or other fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Evaluation of seismic incidents and whether or to what extent those events are induced by the injection of saltwater into disposal wells continues to evolve, as governmental authorities consider new and/or past seismic incidents in areas where salt water disposal activities occur or are proposed to be performed.  The adoption of any new laws, regulations, or directives that restrict SandRidge’s ability to dispose of saltwater generated by production and development activities on the Underlying Properties, whether by plugging back the depths of disposal wells, reducing the volume of salt water disposed in such wells, restricting disposal well locations or otherwise, or by requiring SandRidge to shut down disposal wells, which could negatively affect the economic lives of the Underlying Properties.

The adoption and implementation of any new laws, regulations or legal directives that restrict SandRidge’s ability to dispose of saltwater, by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring SandRidge to shut down disposal wells, could require SandRidge or the operators of wells in which SandRidge or the Trust have interests to shut in a substantial number of such wells and, accordingly, could materially and adversely affect SandRidge’s business, financial condition and results of operations, and could have a material adverse effect on the Trust.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs and additional operating restrictions or delays and adversely affect the Company’s production.

Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations. SandRidge routinely utilizes hydraulic fracturing techniques in the majority of its drilling and completion programs. The process involves the injection of water, sand and additives under pressure into targeted subsurface formations to stimulate oil and gas production. The process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA issued Clean Air Act final regulations in 2012 and proposed additional Clean Air Act regulations in August 2015 governing performance standards for the oil and natural gas industry; proposed in April 2015 effluent limitations guidelines that waste water from shale natural gas extraction operations must meet before discharging to a treatment plant; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing.  Also, the BLM published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands but, in September 2015, the U.S. District Court of Wyoming issued a preliminary injunction barring implementation of this rule, which order the BLM could appeal and is being separately appealed by certain environmental groups.  The BLM also proposed new rules in January 2016 which seek to limit methane emissions from new and existing oil and gas operations on federal lands.  The proposal would limit venting and flaring of gas, impose leak detection and repair requirements on wellsite equipment and compressors, and also require the installation of new controls on pneumatic pumps, and other activities at the wellsite such as downhole well maintenance and liquids unloading and drilling workovers and completions to reduce leaks of methane.  From time to time, the U.S. Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In addition, certain states, including Oklahoma, have adopted regulations that could impose new or more stringent permitting, disclosure, and well-construction requirements on hydraulic-fracturing operations. States could elect to prohibit hydraulic fracturing altogether, following the approach of the State of New York in 2015.  Also, local land use restrictions, such as city ordinances, may restrict or prohibit drilling in general or hydraulic fracturing in particular. If new laws or regulations that significantly restrict or regulate hydraulic fracturing are adopted at the local, state or federal level, fracturing activities with respect to the Underlying Properties could become subject to additional permit requirements, reporting requirements or operational restrictions and also to associated permitting delays and potential increases in costs. These delays or additional costs could adversely affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of oil, NGL or natural gas that is ultimately produced in commercial quantities from the Underlying Properties.

In addition to asserting regulatory authority, certain government reviews are underway that focus on environmental issues associated with hydraulic fracturing practices. For example, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices.  Also, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources in June 2015, which report concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water sources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources.  However, in January 2016, the EPA’s Science Advisory Board provided its comments on the draft study, indicating its concern that the EPA’s conclusion of no widespread, systemic impacts on drinking water sources arising from fracturing activities did not reflect the uncertainties and data limitations associated with such impacts, as described in the body of the draft report.  The final version of this EPA report remains pending and is expected to be completed in 2016.  Such EPA final report, when issued, as well as any future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing.

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

Current law may change so as to cause the Trust to be treated as a corporation for U.S. federal income tax purposes or otherwise subject the Trust to entity-level taxation. Specifically, the present U.S. federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units may be modified by administrative, legislative or judicial interpretation at any time. For example, the Obama administration’s budget proposal for fiscal year 2017 recommends that certain publicly traded partnerships earning qualifying income from activities related to fossil fuels be taxed as corporations beginning in 2022.  The Obama administration’s budget proposal or other similar proposals, if successful, would eliminate the qualifying income exception for publicly traded partnerships deriving qualifying income from activities relating to fossil fuels thus treating such partnerships as corporations. We currently rely upon this qualifying income exemption for our treatment of the Trust as a partnership for U.S. federal income tax purposes.

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

The Trust has adopted and may continue to adopt positions that may not conform to all aspects of existing Treasury Regulations. If the IRS contests the tax positions the Trust takes, the value of the Trust units may be adversely affected, the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gains, losses and deductions may be reallocated among Trust unitholders. Recently enacted federal legislation alters the procedures for assessing and collecting income taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to Trust unitholders.

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

Recently enacted federal legislation applicable to the Trust for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting income taxes due (including applicable penalties and interest) as a result of an audit. Unless the Trust is eligible to (and chooses to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect income taxes (including any applicable penalties and interest) directly from the Trust in the year in which the audit is completed under the new rules. If the Trust is required to pay income taxes, penalties and interest as the result of audit adjustments, cash available for distribution to Trust unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, Trust unitholders during that taxable year would bear the expense of the adjustment even if they were not Trust unitholders during the audited taxable year.

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

Certain U.S. federal income tax preferences currently available with respect to oil, natural gas and NGL production may be eliminated as a result of future legislation.

The Obama administration’s budget proposals in recent years, including the budget proposal for fiscal year 2017, have included provisions eliminating certain key U.S. federal income tax preferences currently available to oil and gas exploration and production activities. Specifically, the 2017 budget proposes to repeal the percentage depletion allowance for oil and gas properties, including the Royalty Interests that are perpetual, in which case only cost depletion would be available. If this proposal were enacted into law, it could negatively impact the value of the Trust units.

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

PART II

Item 5. Market for Common Units of the Trust, Related Unitholder Matters and Issuer Purchases of Common Units.

The Trust units are listed on the New York Stock Exchange (“NYSE”) under the symbol “PER.” The range of high and low sales prices for the Trust’s common units for the periods indicated, as reported by the NYSE, and distributions per unit made by the Trust during the corresponding periods, are as follows:

			Distributions Per Unit
	High	Low	Common	Subordinated
Calendar Quarter 2015
First Quarter	$8.55	$5.60	$0.656	$0.141
Second Quarter	$8.78	$6.93	$0.640	$0.154
Third Quarter	$7.67	$3.99	$0.423	$0.000
Fourth Quarter	$4.99	$2.01	$0.250	$0.000

Calendar Quarter 2014
First Quarter	$13.72	$11.65	$0.641	$0.641
Second Quarter	$12.93	$11.95	$0.608	$0.452
Third Quarter	$13.08	$9.02	$0.632	$0.432
Fourth Quarter	$10.48	$5.87	$0.656	$0.184

On March 8, 2016, there were eight record unitholders of the Trust’s common units.

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

Recent Sales of Unregistered Securities

None.

Purchases of Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2015.

Item 6. Selected Financial Data

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the financial statements and notes thereto contained in “Financial Statements and Supplementary Data” in Item 8 of this report. The following information is not necessarily indicative of future results. The following tables set forth financial information regarding the Trust (in thousands, except per unit data).

	Year Ended December 31,
	2015	2014	2013	2012	2011

Total revenues	$87,780	$133,436	$131,190	$133,304	$42,630
Distributable income	$80,980	$123,015	$120,670	$122,377	$38,619

Distributable income per common unit (39,375,000 units issued and outstanding)	$1.904	$2.547	$2.343	$2.331	$0.736
Distributable income per subordinated unit (13,125,000 units issued and outstanding)	$0.457	$1.730	$2.163	$2.331	$0.736

	As of December 31,
	2015	2014	2013	2012	2011
Total assets	$158,462	$399,881	$443,892	$491,395	$528,525
Trust corpus	$158,462	$399,881	$443,892	$491,395	$528,525

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with other sections of this report, including: “Business” in Item 1, “Selected Financial Data” in Item 6 and “Financial Statements and Supplementary Data” in Item 8. The discussion and analysis relate to the following subjects:

•Recent Developments

•Results of Trust Operations

•Liquidity and Capital Resources

•Critical Accounting Policies and Estimates

•Off-Balance Sheet Arrangements

Recent Developments

The following is a brief overview of certain matters discussed more thoroughly elsewhere in this report.

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile and have experienced significant pricing declines beginning in the latter half of 2014 which continued throughout 2015 and into 2016, and settled as low as $26.21 per Bbl in February 2016. Because of the time lag between production and the related payments to the Trust (for example, payments to the Trust for 2015 were based on production from September 1, 2014 to August 31, 2015), the effects of recent lower prices have not yet been fully reflected in the payments to the Trust or in distributions to Trust unitholders.

Further, although distributions relating to production through March 31, 2015 were partially supported by hedging arrangements, no such arrangements are in place for production attributable to periods thereafter, and consequently distributions made in respect of periods subsequent to March 31, 2015 should be expected to be lower than distributions for periods prior to that time. The Trust received net settlement proceeds of approximately $26.6 million, $3.3 million and $8.9 million related to the hedging arrangements during the years ended December 31, 2015, 2014 and 2013, respectively.

SandRidge fulfilled its drilling obligation to the Trust in November 2014. Accordingly, on January 1, 2016, the day following the end of the fourth full quarter subsequent to SandRidge’s fulfillment of its drilling obligation, the subordinated units automatically converted into common units, and distributions made on common units in respect of subsequent periods no longer have the benefit of the Subordination Threshold.

Results of Trust Operations

Results of the Trust for the Years Ended December 31, 2015, 2014 and 2013

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement during its term. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from the Trust’s derivative counterparties. Information regarding the Trust’s revenues, expenses, production and pricing for the years ended December 31, 2015, 2014 and 2013 is presented below.

	Year Ended December 31,
	2015(1)	2014(2)	2013(3)

Production data
Oil (MBbl)	1,005	1,311	1,306
NGL (MBbls)	109	128	136
Natural gas (MMcf)	343	397	387
Combined equivalent volumes (MBoe)	1,171	1,505	1,507
Average daily combined equivalent volumes (MBoe/d)	3.2	4.1	4.1

Well data
Initial and Trust Development Wells producing — average	1,195	1,058	896

Revenues (in thousands)
Royalty income	$61,175	$130,174	$122,256
Derivative settlements	26,605	3,262	8,934
Total revenue	$87,780	$133,436	$131,190

Expenses (in thousands)
Post-production expenses	$76	$107	$115
Property taxes	2,542	2,375	2,231
Production taxes	2,886	6,127	5,735
Franchise taxes	378	440	442
Trust administrative expenses	1,623	1,314	1,433
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	(705)	58	564
Total expenses	$6,800	$10,421	$10,520
Distributable income available to unitholders	$80,980	$123,015	$120,670
Average prices
Oil (per Bbl)	$58.02	$95.00	$89.39
NGL (per Bbl)	$18.56	$33.68	$32.21
Combined oil and NGL (per Bbl)	$54.15	$89.55	$83.99
Natural gas (per Mcf)	$2.47	$3.31	$2.88
Combined equivalent (per Boe)	$52.23	$86.49	$81.14

Average prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(4)	$84.93	$96.98	$96.77
NGL (per Bbl)	$18.56	$33.68	$32.21
Combined oil and NGL (per Bbl)	$78.43	$91.36	$90.68
Natural gas (per Mcf)	$2.25	$3.04	$2.58
Combined equivalent (per Boe)	$75.25	$88.15	$87.46

Expenses (per Boe)
Post-production	$0.06	$0.07	$0.08
Production taxes	$2.46	$4.07	$3.81

(1) Production volumes and related revenues and expenses for the year ended December 31, 2015 (included in SandRidge’s 2015 net revenue distributions to the Trust) represent oil, natural gas and NGL production from September 1, 2014 to August 31, 2015.

(2) Production volumes and related revenues and expenses for the year ended December 31, 2014 (included in SandRidge’s 2014 net revenue distributions to the Trust) represent oil, natural gas and NGL production from September 1, 2013 to August 31, 2014.

(3) Production volumes and related revenues and expenses for the year ended December 31, 2013 (included in SandRidge’s 2013 net revenue distributions to the Trust) represent oil, natural gas and NGL production from September 1, 2012 to August 31, 2013.

(4) Includes impact of derivative settlements attributable to production from September 1, 2014 to March 31, 2015 for the year ended December 31, 2015, from September 1, 2013 to August 31, 2014 for the year ended December 31, 2014 and from September 1, 2012 to August 31, 2013 for the year ended December 31, 2013.

Comparison of Results of the Trust for the Years Ended December 31, 2015 and 2014

Revenues

Royalty Income. Royalty income received during the year ended December 31, 2015 totaled $61.2 million compared to $130.2 million received during the year ended December 31, 2014. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Approximately $39.1 million of the total decrease in royalty income was attributable to a decrease in prices received, and approximately $29.9 million was attributable to the decrease in total volumes produced, caused by natural declines in production. Net revenue distributions received from SandRidge by the Trust during the year ended December 31, 2015 included royalty income attributable to production for the twelve-month period from September 1, 2014 to August 31, 2015 of approximately 1,005 MBbls of oil, 109 MBbls of NGL and 343 MMcf of natural gas. Net revenue distributions received from SandRidge by the Trust during the year ended December 31, 2014 included royalty income attributable to production for the twelve-month period from September 1, 2013 to August 31, 2014 of 1,311 MBbls of oil, 128 MBbls of NGL and 397 MMcf of natural gas. The average price received for oil decreased to $58.02 per Bbl of oil during the year ended December 31, 2015 from $95.00 per Bbl during the year ended December 31, 2014, while the average price received for NGL decreased to $18.56 per Bbl during the year ended December 31, 2015 from $33.68 per Bbl during the year ended December 31, 2014. The average price received for natural gas decreased to $2.47 per Mcf during the year ended December 31, 2015 from $3.31 per Mcf during the year ended December 31, 2014.

Derivative Settlements. The Trust’s derivatives contracts were intended to reduce the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through March 31, 2015 through the use of oil fixed price swaps. Net cash settlements received related to the Trust’s derivative contracts during the year ended December 31, 2015 were approximately $26.6 million, and included (i) approximately $15.0 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2014 to March 31, 2015 and (ii) approximately $11.6 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2014 to March 31, 2015. Total net derivative settlements received by the Trust for production from September 1, 2014 to March 31, 2015 were $27.0 million, including the impact of $0.4 million received in 2014 from the counterparty related to the novated contracts, which effectively increased the average price received for oil production for the related period by $26.91 per Bbl to $84.93 per Bbl. Net cash settlements received related to the Trust’s derivative contracts during the year ended December 31, 2014 were approximately $3.3 million, and included (i) approximately $1.2 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2013 to August 31, 2014, (ii) approximately $1.6 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2013 to August 31, 2014 and (iii) approximately $0.5 million received from the counterparty related to the novated contracts for September 2014 production. Total net derivative settlements received by the Trust for production from September 1, 2013 to August 31, 2014 were $2.6 million, including the impact of $0.2 million paid in 2013 to the counterparty related to the novated contracts, which effectively increased the average price received for oil production for the related period by $1.98 per Bbl to $96.98 per Bbl. The effects of net settlements received during 2014 relating to September 2014 production were included in the Trust’s February 2015 distribution. Net settlements received during 2015 and 2014 were due to lower commodity prices at the time of settlement compared to the contract price of the Trust’s oil fixed price swaps.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the natural gas produced. Post-production expenses for the year ended December 31, 2015 decreased to approximately $76,000 from approximately $107,000 for the year ended December 31, 2014 primarily as a result of the decrease in production.

Property Taxes. Property taxes paid during the year ended December 31, 2015 totaled approximately $2.5 million compared to approximately $2.4 million for the year ended December 31, 2014. The total payment made related to 2015 property taxes was $0.6 million (paid in October 2015). The Trust’s estimated remaining 2015 property tax liability of approximately $1.8 million will be paid during 2016. This compares to approximately $2.4 million in payments made related to 2014 property taxes ($0.4 million paid in October and December 2014).

Production Taxes. Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the year ended December 31, 2015 totaled $2.9 million, or $2.46 per Boe, and were approximately 4.7% of royalty income. Production taxes for the year ended December 31, 2014 totaled $6.1 million, or $4.07 per Boe, and were approximately 4.7% of royalty income.

Texas Franchise Tax. The Trust paid its Texas franchise tax for the year ended December 31, 2014 of approximately $0.4 million, or approximately 0.3% of 2014 royalty income, during the year ended December 31, 2015. The Trust paid its Texas franchise tax for the year ended December 31, 2013 of approximately $0.4 million, or approximately 0.4% of 2013 royalty income, during the year ended December 31, 2014. The Trust’s estimated Texas franchise tax for the year ended December 31, 2015 of approximately $0.1 million, or approximately 0.3% of 2015 royalty income, will be paid during the year ending December 31, 2016.

Trust Administrative Expenses. Trust administrative expenses for the year ended December 31, 2015 totaled approximately $1.6 million compared to approximately $1.3 million for the year ended December 31, 2014. Trust administrative expenses were higher during 2015 compared to 2014 due to invoice payment timing.

Distributable Income

Distributable income for the year ended December 31, 2015 was $81.0 million, which included a net reduction to the cash reserve for the payment of future Trust expenses of approximately $0.7 million (approximately $4.5 million used to pay Trust expenses during the period partially offset by approximately $3.8 million withheld from 2015 cash distributions to unitholders). Distributable income for the year ended December 31, 2014 was $123.0 million, which included a net addition to the cash reserve for the payment of future Trust expenses of approximately $0.1 million (approximately $4.2 million withheld from 2014 cash distributions to unitholders partially offset by approximately $4.1 million used to pay Trust expenses during the period).

Distributions to Common and Subordinated Unitholders Holders of Trust common units received greater distributions than holders of Trust subordinated units during the years ended December 31, 2015 and 2014 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for 2015 and 2014 distributions except for February 2014 were below the Subordination Threshold, reduced distributions or no distributions were paid to the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $16.5 million and $8.2 million more in distributions for the years ended December 31, 2015 and 2014, respectively, than such holders would have received had the subordination provisions not existed.

Comparison of Results of the Trust for the Years Ended December 31, 2014 and 2013

Revenues

Royalty Income. Royalty income received during the year ended December 31, 2014 totaled $130.2 million compared to $122.3 million received during the year ended December 31, 2013. The increase in royalty income was primarily attributable to an increase in the combined average price received for oil, excluding the impact of derivative settlements and post-production expenses, to $95.00 per Bbl during the year ended December 31, 2014 from $89.39 per Bbl during the year ended December 31, 2013. Net revenue distributions received from SandRidge by the Trust during the year ended December 31, 2014 included royalty income attributable to production for the twelve-month period from September 1, 2013 to August 31, 2014 of 1,311 MBbls of oil, 128 MBbls of NGL and 397 MMcf of natural gas.  Net revenue distributions received from SandRidge by the Trust during the year ended December 31, 2013 included royalty income attributable to production for the twelve-month period from September 1, 2012 to August 31, 2013 of 1,306 MBbls of oil, 136 MBbls of NGL and 387 MMcf of natural gas.

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

Property Taxes. Property taxes paid during the year ended December 31, 2014 totaled approximately $2.4 million compared to approximately $2.2 million for the year ended December 31, 2013. The total payment made related to 2014 property taxes was $0.4 million (paid in October and December 2014). The Trust’s remaining 2014 property tax liability of approximately $1.9 million was paid during 2015. This compares to approximately $2.4 million in payments made related to 2013 property taxes ($0.5 million paid in October 2013 and $1.9 million paid in January 2014).

Production Taxes. Production taxes for the year ended December 31, 2014 totaled $6.1 million, or $4.07 per Boe, and were approximately 4.7% of royalty income. Production taxes for the year ended December 31, 2013 totaled $5.7 million, or $3.81 per Boe, and were approximately 4.7% of royalty income.

Texas Franchise Tax. The Trust paid its Texas franchise tax for the year ended December 31, 2013 of approximately $0.4 million, or approximately 0.4% of 2013 royalty income, during the year ended December 31, 2014. The Trust paid its Texas franchise tax for the year ended December 31, 2012 of approximately $0.4 million, or approximately 0.4% of 2012 royalty income, during the year ended December 31, 2013. The Trust’s Texas franchise tax for the year ended December 31, 2014 of approximately $0.4 million, or approximately 0.3% of 2014 royalty income, was paid during the year ended December 31, 2015.

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

Distributions to Common and Subordinated Unitholders Holders of Trust common units received greater distributions than holders of Trust subordinated units during the years ended December 31, 2014 and 2013 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the May 2013, May 2014, August 2014 and November 2014 distributions was below the Subordination Threshold, reduced distributions were paid to the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $8.2 million and $1.6 million more in distributions for the years ended December 31, 2014 and 2013 than such holders would have received had the subordination provisions not existed.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and, during the term of the derivatives agreement, the Trust’s derivative contracts, and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the financial statements contained in Item 8 of this report. The Trust’s primary uses of cash are distributions to Trust unitholders, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. Under the conveyances granting the Royalty Interests, the Trust does not have any capital requirements related to drilling wells or any other operating and capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter, over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at December 31, 2015 or 2014.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust development wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor.  The Trustor has identified uncertainties that raise substantial doubt about its ability to continue as a going concern.  In the event of bankruptcy of our Trustor, other working interest owners in Trust wells may seek to replace the Trustor as operator of such wells, and this could result in reduced production of reserves and decreased distributions to Trust unitholders.  Currently, our Trustor has been de-listed from the New York Stock Exchange and is considering strategic alternatives.

Trust Distributions to Unitholders. During the years ended December 31, 2015, 2014 and 2013, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2015
First Quarter	September 1, 2014— November 30, 2014	January 29, 2015	February 27, 2015	$27.7
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$27.2
Third Quarter	March 1, 2015 — May 31, 2015	July 30, 2015	August 28, 2015	$16.7
Fourth Quarter	June 1, 2015 — August 31, 2015	October 29, 2015	November 27, 2015	$9.8

Calendar Quarter 2014
First Quarter	September 1, 2013— November 30, 2013	January 30, 2014	February 28, 2014	$33.7
Second Quarter	December 1, 2013 — February 28, 2014	April 24, 2014	May 30, 2014	$29.9
Third Quarter	March 1, 2014 — May 31, 2014	July 31, 2014	August 29, 2014	$30.6
Fourth Quarter	June 1, 2014 — August 31, 2014	October 30, 2014	November 26, 2014	$28.2

Calendar Quarter 2013
First Quarter	September 1, 2012 — November 30, 2012	January 31, 2013	March 1, 2013	$31.7
Second Quarter	December 1, 2012 — February 28, 2013	April 25, 2013	May 30, 2013	$24.8
Third Quarter	March 1, 2013 — May 31, 2013	July 25, 2013	August 29, 2013	$30.7
Fourth Quarter	June 1, 2013 — August 31, 2013	October 24, 2013	November 29, 2013	$34.2

On February 26, 2016, the Trust paid a cash distribution of $0.192 per common unit covering production for the three-month period from September 1, 2015 to November 30, 2015. No distribution was paid on the subordinated units for the period. The distribution totaled $7.5 million and was made to record unitholders as of February 12, 2016.

Continued low oil, natural gas, and NGL prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and NGL that is economic to produce from the Underlying Properties. As the Trust cannot acquire or cause additional wells to be drilled on its behalf, the Trust’s production is expected to decline each quarter during the remainder of its life.

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2015 is provided in the following table:

	Payments Due by Year
	2016	2017	2018	2019	2020	After 2020	Total
	(in thousands)
Administrative services fee	$300.0	$300.0	$300.0	$300.0	$300.0	$3,075.0	$4,575.0
Trustee Administrative fee	150.0	150.0	150.0	150.0	150.0	1,537.5	2,287.5
Delaware Trustee fee	2.4	2.4	2.4	2.4	2.4	26.4	38.4
Total	$452.4	$452.4	$452.4	$452.4	$452.4	$4,638.9	$6,900.9

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

Proved Reserves. The proved oil, natural gas and NGL reserves for the Royalty Interests are estimated by independent petroleum engineers. Estimates of proved reserves are based on the quantities of oil, natural gas and NGL that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions, however, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Trust’s control. Estimating reserves is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data, and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. In addition, as a result of volatility of changing market conditions, commodity prices will vary from period to period, causing estimates of proved reserves to vary, as well as causing estimates of future net revenues to vary. Estimates of proved reserves are key components of the Trust’s most significant financial estimates as discussed further below.

Amortization of Investment in Royalty Interests. Amortization of investment in royalty interests is calculated on a units-of-production basis, whereby the Trust’s cost basis is divided by the proved reserves attributable to the Royalty Interests to derive an amortization rate per reserve unit. The rate used to record amortization is dependent upon the estimate of total proved reserves for the Royalty Interests, which incorporates various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which the Trust records amortization would increase, reducing trust corpus. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic for SandRidge to produce from the Underlying Properties, or from other factors, including changes to estimates for other reasons. Changes in reserve quantity estimates are dependent on future economic and operational conditions and cannot be predicted.

Impairment of Investment in Royalty Interests. The investment in royalty interests is assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Potential impairments of the investment in royalty interests are determined by comparing the net capitalized costs of investment in royalty interests to undiscounted future net revenues attributable to the Trust’s interest in the proved oil, natural gas and NGL reserves of the Underlying Properties. The Trust provides a write-down to the extent that the net capitalized costs exceed the fair value of the

Royalty Interests, which is determined using future cash flows of the oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of royalty trusts. Different pricing assumptions or discount rates could result in a different calculated impairment. During the year ended December 31, 2015, the Trust recorded a $201.1 million impairment in the carrying value of the Investment in Royalty Interests. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income.  No impairments were recorded in 2014 or 2013. Material write-downs in subsequent periods may occur if commodity prices continue to fall as compared to the commodity prices used in prior quarters.

Refer to Note 2 to the financial statements included in Item 8 of this report for the Trust’s significant accounting policies.

Off-balance sheet arrangements

As of December 31, 2015, the Trust had no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. Because the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from sales of oil, natural gas and NGL production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil, natural gas and NGL production. The Trust’s derivative contracts were intended to mitigate a portion of the variability of oil prices received for the Trust’s share of production from the Underlying Properties through March 31, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

Item 8. Financial Statements and Supplementary Data

The Trust’s financial statements required by this item are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Trustee conducted an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this annual report. Based on this evaluation, Sarah Newell, as Trust Officer, has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2015 to provide reasonable assurance that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by SandRidge.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated

Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2015. The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s units are required to file with the SEC initial reports of ownership of units and reports of changes in such ownership pursuant to Section 16 under the Exchange Act. Based solely on a review of these reports, the Trustee is not aware of any person having failed to file on a timely basis the reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years. In making this statement, the Trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the Trust.

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

Item 11. Executive Compensation

During the years ended December 31, 2015, 2014 and 2013, the Trustee and the Delaware Trustee received administrative fees from the Trust pursuant to the trust agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 8, 2016 by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class

SandRidge Energy, Inc. 123 Robert S. Kerr Avenue Oklahoma City, OK 73102	Common units	13,125,000	(1)	25.0%

(1)    All 13,125,000 common units beneficially owned by SandRidge are held of record by its wholly owned subsidiary, SandRidge Exploration and Production, LLC.

On January 1, 2016, the day following the end of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation to the Trust, the subordinated units automatically converted into common units on a one-for-one basis. As of March 8, 2016, SandRidge owned 25.0% of the total Trust units outstanding.

(b) Security Ownership of Management.

Not applicable.

(c) Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13. Certain Relationships and Related Transactions and Director Independence

SandRidge and the Trust are parties to the administrative services agreement and the registration rights agreement. SandRidge and the Trust also were parties to the derivatives agreement that was effective through March 31, 2015. The Trust makes certain payments to SandRidge, the Trustee and the Delaware Trustee pursuant to the trust agreement, the administrative services agreement and, during its term, the derivatives agreement. Descriptions of these agreements are included in “Business” in Item 1 of this report; in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report; and in Note 6 to the financial statements included in Item 8 of this report.  In addition, the description of the initial public offering included in “Business” in Item 1 of this report is hereby incorporated by reference.

Director Independence

The Trust does not have a board of directors. Further, the Trust relies on an exemption from the director independence requirements of the New York Stock Exchange set forth in Rule 10A-3(c)(7) under the Exchange Act, applicable to listed issuers organized as trusts that do not have a board of directors.

Item 14. Principal Accounting Fees and Services

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee.

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Trust’s financial statements for 2015 and 2014 and fees billed for other services rendered by PricewaterhouseCoopers LLP.

	2015	2014
Audit fees(1)	$255,000	$255,000
Audit-related fees	—	—
Tax fees	343,000	390,000
All other fees	—	—
Total fees	$598,000	$645,000

(1) Fees for audit services in 2015 and 2014 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of SandRidge Permian Trust and The Bank of New York Mellon Trust Company, N.A., Trustee

In our opinion,  the accompanying statements of assets and trust corpus and the related statements of distributable income and changes in trust corpus present fairly, in all material respects, the financial position of the SandRidge Permian Trust (the “Trust”) at December 31, 2015 and 2014, and the distributable income for each of the three years in the period ended December 31, 2015 in conformity with the modified cash basis of accounting. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits.

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

As discussed in Note 8 to the financial statements, the Trust is dependent on the Trustor for multiple services including the operation of the majority of the Trust’s properties.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting, and that receipts and expenditures of the trust are being made only in accordance with authorizations of the Trustee; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Oklahoma City, Oklahoma

March 16, 2016

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$3,629	$4,755
Investment in royalty interests	549,831	549,831
Less: accumulated amortization and impairment	(394,998)	(154,705)
Net investment in royalty interests	154,833	395,126

Total assets	$158,462	$399,881
TRUST CORPUS
Trust corpus, 39,375,000 common units and 13,125,000 subordinated units issued and outstanding at December 31, 2015 and 2014	$158,462	$399,881

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Years Ended December 31,
	2015	2014	2013
Revenues
Royalty income	$61,175	$130,174	$122,256
Derivative settlements, net	26,605	3,262	8,934
Total revenues	87,780	133,436	131,190
Expenses
Post-production expenses	76	107	115
Property taxes	2,542	2,375	2,231
Production taxes	2,886	6,127	5,735
Franchise taxes	378	440	442
Trust administrative expenses	1,623	1,314	1,433
Cash reserves (used) withheld, net of amounts withheld (used) for current Trust expenses	(705)	58	564
Total expenses	6,800	10,421	10,520

Distributable income available to unitholders	80,980	123,015	120,670

Distributable income per common unit (39,375,000 units issued and outstanding)	$1.904	$2.547	$2.343
Distributable income per subordinated unit (13,125,000 units issued and outstanding)	$0.457	$1.730	$2.163

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Years Ended December 31,
	2015	2014	2013

Trust corpus, beginning of year	$399,881	$443,892	$491,395
Amortization of investment in royalty interests	(39,186)	(44,759)	(47,342)
Impairment of investment in royalty interests	(201,107)	—	—
Net cash reserves (used) withheld	(705)	58	564
Distributable income	80,980	123,015	120,670
Distributions paid or payable to unitholders	(81,401)	(122,325)	(121,395)

Trust corpus, end of year	$158,462	$399,881	$443,892

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

The Trust holds Royalty Interests in specified oil and natural gas properties in the Permian Basin located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in August 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust common units and 13,125,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At December 31, 2015, SandRidge owned 13,125,000 Trust subordinated units and no Trust common units.

The Royalty Interests entitle the Trust to receive 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas and natural gas liquids (“NGL”) production attributable to SandRidge’s net revenue interest in 517 oil and natural gas wells developed as of April 1, 2011, including 21 wells awaiting completion at that time (the “Initial Wells”) and 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas and NGL production attributable to SandRidge’s net revenue interest in 888 development wells drilled (the “Trust Development Wells”) within an area of mutual interest (“AMI”). Pursuant to a development agreement between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by March 31, 2016. SandRidge fulfilled this obligation in November 2014.

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, any operating or capital costs related to the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. The trust agreement generally limits the Trust’s business activities to owning the Royalty Interests and entering into derivative contracts on a limited basis and activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. The Trust was not responsible for any costs related to the drilling of the Trust Development Wells and is not responsible for any other operating or capital costs related to the Underlying Properties.

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

The Trust’s cash receipts with respect to the Royalty Interests in the Underlying Properties are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests. Post-production costs generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the natural gas produced. The Trust’s distributable income is reduced by the Trust’s cash reserves withheld by the Trustee and general and administrative expenses when paid and, during the term of the derivatives agreement, was adjusted for amounts received and paid under the Trust’s derivative contracts as discussed further in Note 6.

The subordinated units, all of which are held by SandRidge prior to their conversion into common units on January 1, 2016 as described in Note 8 below, constitute 25% of the Trust units issued and outstanding. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. As holder of the subordinated units, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). On January 1, 2016, the day following the end of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation, the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions in respect of subsequent periods will terminate. (See Note 8).

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

Use of Estimates. The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and trust corpus and the reported amounts of revenues and expenses during the reporting period. Significant estimates that impact the Trust’s financial statements include estimates of proved oil, natural gas and NGL reserves, which are used to compute the Trust’s amortization of investment in royalty interests and, as necessary, to evaluate potential impairment of its investment in royalty interests. Actual results could differ from those estimates.

Distributable Income Per Common and Subordinated Unit. The Trust calculates distributable income per common and subordinated unit using the two-class method. In accordance with this method, undistributed earnings in the accompanying statements of distributable income have been allocated to the common and subordinated units based upon the subordinated units’ contractual participation rights as if all of the distributable income for the periods presented had been distributed. Distributable income per unit amounts as calculated for the periods presented in the accompanying statements of distributable income may differ from declared distribution amounts per unit due to the timing of the Trust’s receipt or payment of settlements on the novated derivative contracts. See discussion of the Trust’s derivative contracts in Note 6. Subsequent to the conversion of the Trust’s subordinated units to common units, all Trust unitholders will share on a pro rata basis in the Trust’s distributable income (See Note 1).

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to its carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest, which is determined using future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. During the year ended December 31, 2015, the Trust recorded a $201.1 million impairment in the carrying value of the Investment in Royalty Interests. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the Investment in Royalty Interests during 2014 or 2013.

Derivative Financial Instruments. The Trust entered into derivative contracts to manage risks related to oil price volatility associated with production through March 31, 2015. See discussion of the Trust’s derivative contracts at Note 6. In accordance with the Trust’s accounting policy, during the term of the derivatives agreement, derivative instruments were recorded when benefits are received or obligations were paid. The fair market values and changes in the fair market value of the derivative contracts are not included in the accompanying financial statements as the statements are presented on a modified cash basis. Net cash settlements received related to the Trust’s derivative contracts during the year ended December 31, 2015 were approximately $26.6 million, and included (i) approximately $15.0 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2014 to March 31, 2015 and (ii) approximately $11.6 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2014 to March  31, 2015. Net cash settlements received related to the Trust’s derivative contracts during the year ended December 31, 2014 were approximately $3.3 million, and included (i) approximately $1.2 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2013 to August 31, 2014, (ii) approximately $1.6 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2013 to August 31, 2014 and (iii) approximately $0.5 million received from the counterparty related to the novated contracts for September 2014 production. Net settlements received during 2014 related to September 2014 production were included in the Trust’s February 2015 distribution. Net cash settlements received related to the Trust’s derivative contracts during the year ended December 31, 2013 were approximately $8.9 million, and included (i) approximately $3.8 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2012 to August 31, 2013, (ii) approximately $5.4 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2012 to August 31, 2013 and (iii) approximately $0.3 million paid to the counterparty related to the novated contracts for September 2013 production. Net settlements paid during 2013 related to September 2013 production reduced the Trust’s February 2014 distribution.

Revenue and Expenses. Revenues received by the Trust are reduced by post-production expenses, production taxes and general and administrative expenses paid and are adjusted for amounts received or paid under its derivative contracts and cash reserves withheld by the Trustee in order to determine distributable income. The Royalty Interests are not burdened by field and lease operating expenses.

Concentration of Risk. The Trust maintains cash balances at one financial institution which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Trust typically has balances in these accounts that substantially exceed the federally insured limit. The Trust does not anticipate any loss associated with balances exceeding the federally insured limit.

3. Income Taxes

The Trust is treated as a partnership for federal and applicable state income tax purposes. For U.S. federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership is typically treated in the same manner as it is for U.S. federal income tax purposes. However, the Trust’s activities result in the Trust having nexus in Texas and, therefore, make it subject to the Texas franchise tax. Texas franchise tax is treated as an income tax for financial statement purposes and the Trust will be required to pay Texas franchise tax each year at a maximum effective rate (subject to changes in the statutory rate) of 0.525% of its gross income apportioned to Texas for 2015 and future years and 0.7% of its gross income apportioned to Texas for 2014 and prior years. The Trust records Texas franchise tax when paid. The Trust paid its 2014 Texas franchise tax of approximately $0.4 million during the year ended December 31, 2015. The Trust paid its 2013 Texas franchise tax of approximately $0.4 million during the year ended December 31, 2014. The Trust paid its 2012 Texas franchise tax of approximately $0.4 million during the year ended December 31, 2013. The Trust’s estimated 2015 Texas franchise tax liability of approximately $0.1 million will be paid during the year ending December 31, 2016.

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

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2015
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$27.7	$0.656	$0.141
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$27.2	$0.640	$0.154
Third Quarter	March 1, 2015 — May 31, 2015	July 30, 2015	August 28, 2015	$16.7	$0.423	$0.000
Fourth Quarter	June 1, 2015— August 31, 2015	October 29, 2015	November 27, 2015	$9.8	$0.250	$0.000

Calendar Quarter 2014
First Quarter	September 1, 2013— November 30, 2013	January 30, 2014	February 28, 2014	$33.7	$0.641	$0.641
Second Quarter	December 1, 2013 — February 28, 2014	April 24, 2014	May 30, 2014	$29.9	$0.608	$0.452
Third Quarter	March 1, 2014 — May 31, 2014	July 31, 2014	August 29, 2014	$30.6	$0.632	$0.432
Fourth Quarter	June 1, 2014 — August 31, 2014	October 30, 2014	November 26, 2014	$28.2	$0.656	$0.184

Calendar Quarter 2013
First Quarter	September 1, 2012 — November 30, 2012	January 31, 2013	March 1, 2013	$31.7	$0.603	$0.603
Second Quarter	December 1, 2012 — February 28, 2013	April 25, 2013	May 30, 2013	$24.8	$0.512	$0.353
Third Quarter	March 1, 2013 — May 31, 2013	July 25, 2013	August 29, 2013	$30.7	$0.585	$0.585
Fourth Quarter	June 1, 2013 — August 31, 2013	October 24, 2013	November 29, 2013	$34.2	$0.652	$0.652

On February 26, 2016, the Trust paid a cash distribution covering production for the period from September 1, 2015 to November 30, 2015. See Note 8 for further discussion.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at December 31, 2015 or 2014.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future.  Low levels of future production and continued low commodity prices could reduce the Trust’s revenues and distributable income available to unitholders.

6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year, beginning in 2017. The Trustee’s administrative fees paid during each of the years ended December 31, 2015, 2014 and 2013 were approximately $150,000.

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

Administrative Services Agreement. The Trust and SandRidge are parties to an administrative services agreement that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties during the term of the derivatives agreement. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. The Trust paid administrative fees to SandRidge equal to $375,000 which covers five quarters during the year ended December 31, 2015. During each of the years ended December 31, 2014 and 2013, the Trust paid administrative fees to SandRidge equal to $300,000.

Derivatives Agreement.  The Trust and SandRidge were parties to a derivatives agreement that provided the Trust with the economic effect of certain oil derivative contracts between SandRidge and a third party for production through March 31, 2015. Under the derivatives agreement, SandRidge paid the Trust amounts it received from its counterparty and the Trust paid SandRidge any amounts that SandRidge was required to pay such counterparty. Substantially concurrent with the execution of the derivatives agreement, and in 2012 and 2013, SandRidge novated certain of the derivative contracts underlying the derivatives agreement to the Trust. As a party to these contracts, the Trust received payment directly from the counterparty and was required to pay any amounts owed directly to the counterparty. To secure its obligations under these novated contracts, the Trust entered into a collateral agency agreement and granted the counterparty a lien on the Royalty Interests. Under the collateral agency agreement, the Trust paid a $15,000 annual fee to the collateral agent through 2015. The Trust’s derivative contracts consisted of fixed price swaps.

7. Major Customers

For the years ended December 31, 2015, 2014 and 2013, sales of production attributable to the Royalty Interests exceeding 10% of the Trust’s total revenues were made to the following oil or natural gas purchasers:

	2015
	Sales	% of Revenue
	(in thousands)
Enterprise Crude Oil LLC	$47,361	77.4%
ConocoPhillips Company	$10,852	17.7%

	2014
	Sales	% of Revenue
	(in thousands)
Enterprise Crude Oil LLC	$96,638	74.2%
ConocoPhillips Company	$27,710	21.3%

	2013
	Sales	% of Revenue
	(in thousands)
Enterprise Crude Oil LLC	$104,419	85.4%
ConocoPhillips Company	$12,703	10.4%

8. Subsequent Events

On January 1, 2016, the day following the end of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation, the subordinated units converted into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s May 2016 distribution, distributions made to common units will no longer have the benefit of the Subordination Threshold or be subject to the Incentive Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

On January 28, 2016, the Trust declared a cash distribution of $0.192 per common unit covering production for the three-month period from September 1, 2015 to November 30, 2015 for record unitholders as of February 12, 2016. The distribution was paid on February 26, 2016. Distributable income for September 1, 2015 to November 30, 2015 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$9,049
Total revenues	9,049
Expenses
Post-production expenses	16
Production taxes	428
Cash reserves withheld by Trustee(1)	1,062
Total expenses	1,506
Distributable income available to unitholders	$7,543
Distributable income per common unit (39,375,000 units issued and outstanding)	$0.192
Distributable income per subordinated unit (13,125,000 units issued and outstanding)	$0.000

(1) Includes amounts withheld for payment of future Trust administrative expenses.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust development wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor.  The Trustor has identified uncertainties that raise substantial doubt about its ability to continue as a going concern.  In the event of bankruptcy of our Trustor, other working interest owners in Trust wells may seek to replace the Trustor as operator of such wells, and this could result in reduced production of reserves and decreased distributions to Trust unitholders.  Currently, our Trustor has been de-listed from the New York Stock Exchange and is considering strategic alternatives.

9. Supplemental Information on Oil and Natural Gas Producing Activities

The following supplemental information includes capitalized costs related to oil and natural gas producing activities; costs incurred in oil and natural gas property acquisition, exploration and development; and the results of operations for oil and natural gas producing activities. Supplemental information is also provided for oil, natural gas and NGL production and average sales prices; the estimated quantities of proved oil, natural gas and NGL reserves; the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves; and a summary of the changes in the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves. This supplemental information was prepared on an accrual basis, which is the basis upon which SandRidge and the Underlying Properties maintain their records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31, 2015
		For the period
	Modified Cash Basis(1)	September 1, 2014 to December 31, 2014	September 1, 2015 to December 31, 2015	Accrual Basis (2)

Production Data(Unaudited)
Oil (MBbls)	1,004.8	(386.7)	260.3	878.4
NGL (MBbls)	109.2	(40.2)	30.8	99.8
Natural Gas (MMcf)	343.2	(134.4)	101.8	310.6
Combined equivalent volumes (MBoe)(3)	1,171.2	(449.4)	308.2	1,030.0

Royalty Income (in thousands)	$61,175	$(29,438)	$11,302	$43,039
Expenses (in thousands):
Post-production costs	76	(18)	4	62
Property taxes	2,542	(2,032)	1,796	2,306
Production taxes	2,886	(1,386)	531	2,031
	$55,671	$(26,002)	$8,971	$38,640

	Year Ended December 31, 2014
		For the period
	Modified Cash Basis(4)	September 1, 2013 to December 31, 2013	September 1, 2014 to December 31, 2014	Accrual Basis (2)

Production Data(Unaudited)
Oil (MBbls)	1,311.2	(455.1)	386.7	1,242.8
NGL (MBbls)	127.7	(47.6)	40.2	120.3
Natural Gas (MMcf)	396.5	(148.3)	134.4	382.6
Combined equivalent volumes (MBoe)(3)	1,505.0	(527.5)	449.4	1,426.9

Royalty Income (in thousands)	$130,174	$(46,012)	$29,438	$113,600
Expenses (in thousands):
Post-production costs	107	(24)	18	101
Property taxes	2,375	(1,947)	2,032	2,460
Production taxes	6,127	(2,167)	1,386	5,346
	$121,565	$(41,874)	$26,002	$105,693

	Year Ended December 31, 2013
		For the period
	Modified Cash	September 1, 2012 to	September 1, 2013 to	Accrual Basis
	Basis(5)	December 31, 2012	December 31, 2013	(2)

Production Data(Unaudited)
Oil (MBbls)	1,306.3	(444.5)	455.1	1,316.9
NGL (MBbls)	136.0	(45.5)	47.6	138.1
Natural Gas (MMcf)	386.5	(128.2)	148.3	406.6
Combined equivalent volumes (MBoe)(3)	1,506.7	(511.4)	527.5	1,522.8

Royalty Income (in thousands)	$122,256	$(39,324)	$46,012	$128,944
Expenses (in thousands):
Post-production costs	115	(12)	24	127
Property taxes	2,231	(1,774)	1,947	2,404
Production taxes	5,735	(1,844)	2,167	6,058
	$114,175	$(35,694)	$41,874	$120,355

(1)                  Production volumes attributable to the Royalty Interests and related revenues and expenses included in SandRidge’s 2015 net revenue distributions to the Trust. Represents production from September 1, 2014 to August 31, 2015.

(2)                 Production volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Trust’s capitalized costs consisted of the following (in thousands):

	December 31,
	2015	2014	2013
Investment in royalty interests
Proved(1)	$549,831	$549,831	$549,831
Unproved	—	—	—
Total investment in royalty interests	549,831	549,831	549,831
Less accumulated amortization and impairment	(394,998)	(154,705)	(109,946)
Net investment in royalty interests	$154,833	$395,126	$439,885

(1)                  Royalty Interests conveyed to the Trust by SandRidge were in proved properties only.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

The Trust was not responsible for any costs incurred to drill the Trust Development Wells and is not responsible for any other capital costs related to the Underlying Properties. As such, the Trust did not incur any costs in the exploration or development of oil and natural gas properties during the years ended December 31, 2015, 2014 or 2013.

Results of Operations for Oil and Natural Gas Producing Activities (Unaudited)

The Trust’s results of operations from oil and natural gas producing activities for each of the years ended 2015, 2014 and 2013 are shown in the following table (in thousands):

	December 31,
	2015(1)	2014(1)	2013(1)

Revenues	$43,039	$113,600	$128,944
Expenses(2)
Post-production costs	62	101	127
Property taxes	2,306	2,460	2,404
Production taxes	2,031	5,346	6,058
Amortization and impairment expense(3)	240,293	44,759	47,342
Income before income taxes	(201,653)	60,934	73,013
Income taxes(4)	113	398	451
Results of operations for oil and natural gas producing activities (excluding general and administrative costs and derivative settlements of the Trust)	$(201,766)	$60,536	$72,562

(1) Revenues and post-production costs attributable to volumes produced from January 1 to December 31 of the respective year, regardless of whether proceeds from the sale of production have been remitted to the Trust by SandRidge.

(2) The Trust does not bear any well operating costs.

(3) Amortization is recorded by the Trust as volumes are produced and does not reduce distributable income, but rather, is recorded directly to trust corpus. Non-cash impairment of $201.1 million recorded during 2015 was charged to trust corpus and did not affect the Trust’s distributable income.

(4) Reflect Trust’s effective state income tax rate of 0.2625% for 2015 and 0.35% for 2014 and 2013. The Trust is not required to pay federal income tax.

Oil, Natural Gas and NGL Reserve Quantities (Unaudited)

Proved reserves are those quantities of oil, natural gas and NGL, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, based on prices used to estimate reserves, from a given date forward from known reservoirs, and under existing economic conditions, operating methods, and government regulation before the time of which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are proved reserves expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively large major expenditure is required for recompletion.

Netherland, Sewell & Associates, Inc. (“Netherland Sewell”), independent oil and natural gas consultants, prepared the estimates of proved reserves of oil, natural gas and NGL attributable to the Royalty Interests. Netherland Sewell are independent petroleum engineers, geologists, geophysicists and petrophysicists and do not own an interest in the Trust or its properties and are not employed on a contingent basis.

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

The table below represents the estimate of proved reserves attributable to the Trust’s net interest in oil and natural gas properties, all of which are located in the continental United States, based upon the evaluation by the Trustee and its independent petroleum engineers of pertinent geoscience and engineering data in accordance with the SEC’s regulations. Estimates of the Trust’s proved reserves have been prepared by independent reservoir engineers and geoscience professionals and are reviewed by members of SandRidge’s senior management with professional training in petroleum engineering to ensure that rigorous professional standards and the reserve definitions prescribed by the SEC are consistently applied.

The summary below presents changes in the Trust’s estimated reserves during the years ended December 31, 2013, 2014 and 2015.

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)(1)
Proved developed and undeveloped reserves
As of December 31, 2012	15,244.9	1,890.7	5,208.9
Revisions of previous estimates	(1,624.6)	(429.3)	(831.1)
Extensions and discoveries	—	—	—
Production(2)	(1,316.9)	(138.1)	(406.6)
As of December 31, 2013	12,303.4	1,323.3	3,971.2
Revisions of previous estimates	(857.2)	(126.9)	(125.4)
Extensions and discoveries	—	—	—
Production(2)	(1,242.8)	(120.3)	(382.6)
As of December 31, 2014	10,203.4	1,076.1	3,463.2
Revisions of previous estimates	(2,423.4)	(169.8)	(611.5)
Extensions and discoveries	—	—	—
Production(2)	(878.4)	(99.8)	(310.6)
As of December 31, 2015	6,901.6	806.5	2,541.1

Proved developed reserves(3)
As of December 31, 2012	9,400.1	1,032.1	2,843.4
As of December 31, 2013	9,624.6	1,043.7	3,163.9
As of December 31, 2014	10,203.4	1,076.1	3,463.2
As of December 31, 2015	6,901.6	806.5	2,541.1
Proved undeveloped reserves(3)
As of December 31, 2012	5,844.8	858.6	2,365.5
As of December 31, 2013	2,678.8	279.6	807.3
As of December 31, 2014	—	—	—
As of December 31, 2015	—	—	—

(1)                  Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

(2)                  Volumes produced from January 1 to December 31 of the respective year, regardless of whether proceeds from the sale of such production have been remitted to the Trust by SandRidge.

(3)                  Estimated proved reserves were determined using a 12-month average price for oil, natural gas and NGL.

The Trust recognized net reductions to reserves associated with proved properties of approximately 2,695.2 Mboe due to pricing and well performance during 2015. The Trust recognized net reductions to reserves associated with proved properties of approximately, 1,005.0 MBoe and 2,192.4 MBoe as a result of negative revisions due to well performance during 2014 and 2013, respectively. Additionally, approximately 1,069.2 MBoe were converted from proved undeveloped reserves to proved developed reserves during 2013 as SandRidge drilled the Trust Development Wells in order to fulfill its drilling obligation.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The assumptions underlying the computation of the standardized measure of discounted cash flows are summarized as follows:

•                  the standardized measure includes estimates of proved oil, natural gas and NGL reserves and projected future production volumes based upon economic conditions;

•                  pricing is applied based upon 12-month average market prices at December 31, 2015, 2014 and 2013. The calculated weighted average per unit prices for the Trust’s proved reserves and future net revenues were as follows;

	December 31,
	2015	2014	2013
Oil (per barrel)	$47.35	$88.45	$94.81
NGL (per barrel)	$14.60	$31.36	$32.10
Natural Gas (per Mcf)	$1.80	$3.08	$2.68

•                  a discount factor of 10% per year is applied annually to the future net cash flows; and

•                  future income tax expenses are computed based upon the estimated effective state income tax rates of 0.2625% for 2015 and 0.35% for 2014 and 2013. The Trust is not required to pay federal income taxes.

The summary below presents the Trust’s future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure in ASC Topic 932 (in thousands).

	As of December 31,
	2015	2014	2013

Future cash inflows from production	$343,144	$946,899	$1,219,582
Future production costs(1)	(27,699)	(67,396)	(85,901)
Future income taxes	(901)	(3,315)	(4,269)
Undiscounted future net cash flows	314,544	876,188	1,129,412
10% annual discount	(146,431)	(441,161)	(545,115)
Standardized measure of discounted future net cash flows	$168,113	$435,027	$584,297

(1)              Includes the Trust’s proportionate share of production taxes and post-production costs. The Trust does not bear any development or operational costs related to wells.

The following table represents the Trust’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

Present value as of December 31, 2012	$702,955
Revenues less post-production and other costs	(120,355)
Net changes in prices, production and other costs	35,650
Revisions of previous quantity estimates	(89,160)
Accretion of discount	64,163
Net changes in income taxes	450
Timing differences and other(1)	(9,406)
Net change for the year	(118,658)
Present value as of December 31, 2013	$584,297
Revenues less post-production and other costs	(105,693)
Net changes in prices, production and other costs	(38,844)
Revisions of previous quantity estimates	(39,414)
Accretion of discount	52,267
Net changes in income taxes	563
Timing differences and other(1)	(18,149)
Net change for the year	(149,270)
Present value as of December 31, 2014	$435,027
Revenues less post-production and other costs	(38,605)
Net changes in prices, production and other costs	(209,051)
Revisions of previous quantity estimates	(52,542)
Accretion of discount	39,096
Net changes in income taxes	1,164
Timing differences and other(1)	(6,976)
Net change for the year	(266,914)
Present value as of December 31, 2015	$168,113

(1)                  Changes in timing differences and other are related to revisions in the estimated timing of production and, as applicable, development.

10. Quarterly Financial Results (Unaudited)

The Trust’s operating results for each calendar quarter of 2015 and 2014 are summarized below (in thousands, except per unit data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(1)	(2)	(3)	(4)
2015
Royalty income	$23,776	$13,349	$12,614	$11,436
Distributable income available to unitholders	$29,340	$27,688	$14,096	$9,856
Distributable income per common unit	$0.656	$0.640	$0.358	$0.250
Distributable income per subordinated unit	$0.267	$0.190	$0.000	$0.000

	(5)	(6)	(7)	(8)
2014
Royalty income	$35,425	$30,992	$33,115	$30,641
Distributable income available to unitholders	$34,198	$29,652	$30,296	$28,869
Distributable income per common unit	$0.651	$0.608	$0.632	$0.656
Distributable income per subordinated unit	$0.651	$0.435	$0.412	$0.232

(1)         Includes proceeds attributable to production from the Royalty Interests from September 1, 2014 to November 30, 2014.

(2)         Includes proceeds attributable to production from the Royalty Interests from December 1, 2014 to February 28, 2015.

(3)         Includes proceeds attributable to production from the Royalty Interests from March 1, 2015 to May 31, 2015.

(4)         Includes proceeds attributable to production from the Royalty Interests from June 1, 2015 to August 31, 2015.

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

March 16, 2016

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Trust of SandRidge Permian Trust	S-1	333-174492	3.1	05/25/2011

3.2	Trust Agreement of SandRidge Permian Trust, dated May 12, 2011	S-1	333-174492	4.1	05/25/2011

3.3	Amended and Restated Trust Agreement, dated as of August 16, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35274	4.1	08/19/2011

3.4	Amendment No. 1 to Amended and Restated Trust Agreement, dated June 18, 2012, by The Bank of New York Mellon Trust Company, N.A.	10-Q	001-35274	3.3	08/13/2012

10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.3	08/19/2011

10.2	Perpetual Overriding Royalty Interest Conveyance (Development), by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.4	08/19/2011

10.3	Assignment of Overriding Royalty Interest, by and between Mistmada Oil Company and SandRidge Permian Trust	8-K	001-35274	10.5	08/19/2011

10.4	Term Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35274	10.1	08/19/2011

10.5	Term Overriding Royalty Interest Conveyance (Development), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35274	10.2	08/19/2011

10.6	Administrative Services Agreement, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.6	08/19/2011

10.7	Development Agreement, by and between SandRidge Energy, Inc., SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.7	08/19/2011

10.8	Deed of Trust, dated as of August 16, 2011, by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.9	08/19/2011

10.9	Derivatives Agreement, by and between	8-K	001-35274	10.8	08/19/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
	SandRidge Energy, Inc. and SandRidge Permian Trust

10.10	Registration Rights Agreement, dated as of August 16, 2011, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.10	08/19/2011

10.11	Novation Agreement dated April 12, 2012 by and among SandRidge Permian Trust, SandRidge Energy, Inc., and Morgan Stanley Capital Group Inc.	8-K	001-35274	10.1	04/13/12

10.12	Deed of Trust and Security Agreement from SandRidge Permian Trust, as Mortgagor, to Martha Wach, as Trustee, for the benefit of Wilmington Trust, National Association, as Collateral Agent, as Mortgagee, dated as of August 19, 2011	10-Q	001-35274	10.2	05/14/12

10.13	Novation Agreement dated March 13, 2013 by and among SandRidge Permian Trust, SandRidge Energy, Inc., and Morgan Stanley Capital Group Inc.	10-Q	001-35274	10.1	05/10/13

23.1	Consent of Netherland, Sewell & Associates, Inc.					*

31.1	Section 302 Certification					*

32.1	Section 906 Certification					*

99.1	Report of Netherland, Sewell & Associates, Inc.					*