Form 10-Q
period 2016-03-31
SandRidge Permian Trust
filed 2016-05-10
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(512) 236-6555

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

As of May 3, 2016, 52,500,000 Common Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended March 31, 2016

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Management’s Discussion  and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”), which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,375	$3,629

Investment in royalty interests	549,831	549,831
Less: accumulated amortization	(399,341)	(394,998)
Net investment in royalty interests	150,490	154,833

Total assets	$152,865	$158,462
TRUST CORPUS

Trust corpus, 52,500,000 common units outstanding at March 31, 2016 and 39,375,000 common units and 13,125,000 subordinated units issued and outstanding at December 31, 2015	$152,865	$158,462

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenues
Royalty income	$9,050	$23,776
Derivative settlements, net	—	7,760

Total revenues	9,050	31,536
Expenses
Post-production expenses	16	27
Property taxes	1,754	1,990
Production taxes	428	1,122
Trust administrative expenses	546	634
Cash reserves used for current Trust expenses, net of amounts withheld	(1,238)	(1,577)
Total expenses	1,506	2,196

Distributable income available to unitholders	$7,544	$29,340

Distributable income per common unit (39,375,000 issued and outstanding)	$0.192	$0.656
Distributable income per subordinated unit (13,125,000 issued and outstanding)	$0.000	$0.267

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Trust corpus, beginning of period	$158,462	$399,881
Amortization of investment in royalty interests	(4,343)	(10,107)
Net cash reserves used	(1,238)	(1,577)
Distributable income	7,544	29,340
Distributions paid or payable to unitholders	(7,560)	(27,680)
Trust corpus, end of period	$152,865	$389,857

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in August 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust common units and 13,125,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At March 31, 2016, SandRidge owned 13,125,000 Trust units, or 25% of all Trust units.

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

On January 1, 2016, the subordinated units, initially issued to SandRidge, automatically converted into common units on a one-for-one basis as a result of SandRidge having met its drilling obligation to the Trust in November 2014. Prior to this conversion, the common and subordinated units had identical rights and privileges, except with respect to their rights to receive distributions.

Prior to their conversion to common units, the subordinated units, all of which were held by SandRidge, constituted 25% of the Trust units issued and were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units that was no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there was not sufficient cash to fund such a distribution on all of the common units, the distribution made with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. As owner of the subordinated units, SandRidge was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeded 120% of the target distribution for such quarter (“Incentive Threshold”). As a result of the conversion of the subordinated units to common units in January 2016, SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s May 2016 distribution, distributions made on common units no longer have the benefit of the Subordination Threshold, nor are the common units subject to the Incentive Threshold, and all Trust unitholders share on a pro rata basis in the Trust’s distributions. See Note 6 for further discussion.

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest. There were no impairments in the carrying value of the Investment in Royalty Interests during the three-month periods ended March 31, 2016 and 2015. Material write-downs in subsequent periods may occur if the current depressed commodity prices persist for a prolonged period or further decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

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

Interim Financial Statements. The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2015 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2015 has been derived from audited financial statements. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2015 Form 10-K.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in May 2016. A summary of the Trust’s distributions to unitholders during the three-month period ended March 31, 2016 and the year ended December 31, 2015 is as follows:

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2016
First Quarter	September 1, 2015 — November 30, 2015	January 28, 2016	February 26, 2016	$7.6	$0.192	$0.000

Calendar Quarter 2015
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$27.7	$0.656	$0.141
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$27.2	$0.640	$0.154
Third Quarter	March 1, 2015 — May 31, 2015	July 30, 2015	August 28, 2015	$16.7	$0.423	$0.000
Fourth Quarter	June 1, 2015— August 31, 2015	October 29, 2015	November 27, 2015	$9.8	$0.250	$0.000

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. The Trustee’s administrative fees paid during each of the three-month periods ended March 31, 2016 and 2015, totaled approximately $38,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. Additionally, the administrative services agreement designates SandRidge as the Trust’s hedge manager, pursuant to which SandRidge has authority to administer the derivative contracts underlying the derivatives agreement (described below), and, on behalf of the Trust, to administer the Trust’s derivative contracts with unaffiliated third parties. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. There were no amounts paid to SandRidge for administrative fees during the three-month period ended March 31, 2016. During the three-month period ended March 31, 2015, the Trust paid administrative fees to SandRidge equal to $150,000.

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

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

agreement and granted the counterparty a lien on the Royalty Interests. Under the collateral agency agreement, the Trust paid a $15,000 annual fee to the collateral agent through 2015. The Trust’s derivative contracts consisted of fixed price swaps.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at March 31, 2016 or December 31, 2015.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. Low levels of future production, continued low commodity prices and the absence of any derivative arrangements will continue to reduce the Trust’s revenues and distributable income available to unitholders.

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

6. Subsequent Events

Distribution to Unitholders. On April 28, 2016, the Trust declared a cash distribution of $0.090 per unit covering production for the three-month period from December 1, 2015 to February 29, 2016. The distribution will be paid on or about May 27, 2016 to record holders as of May 13, 2016. Distributable income for December 1, 2015 to February 29, 2016 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$5,995
Total revenues	5,995
Expenses
Post-production expenses	16
Production taxes	285
Cash reserves withheld by Trustee (1)	939
Total expenses	1,240
Distributable income available to unitholders	$4,755
Distributable income per unit (52,500,000 units issued and outstanding)	$0.090

(1) Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the financial condition, results of operations, liquidity and capital resources of SandRidge Permian Trust (the “Trust”). This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2015 Form 10-K.

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the derivatives agreement (described in Note 4 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee has no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and, during its term, the derivatives agreement. The Trust is treated as a partnership for federal income tax purposes. The Trust’s activities result in the Trust having nexus in Texas and, therefore, make it subject to Texas franchise tax. The Trust is required to pay Texas franchise tax each year at a maximum effective rate (subject to changes in the statutory rate) of 0.525% of its gross income apportioned to Texas for 2015 and future years and 0.7% of its gross income apportioned to Texas for 2014 and prior years.

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids (“NGL”). The markets for these commodities are volatile and experienced significant pricing declines during the latter half of 2014, throughout 2015 and into 2016. Although distributions relating to production through March 31, 2015 were partially supported by hedging arrangements, no such arrangements are in place for production attributable to periods thereafter, and consequently distributions relating to production attributable to periods thereafter should be expected to be lower than distributions for periods prior to March 31, 2015. The Trust received net settlement proceeds of approximately $7.8 million during the three-month period ended March 31, 2015.

SandRidge fulfilled its drilling obligation to the Trust during November 2014. Accordingly, on January 1, 2016, the subordinated units automatically converted into common units, and distributions made on common units in respect of subsequent periods will no longer have the benefit of the Subordination Threshold.

Properties. As of March 31, 2016, the Trust’s properties consisted of Royalty Interests in the Initial Wells and the Trust Development Wells, all of which are located in Andrews County, Texas.

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Prior to their conversion to common units in January 2016, the Trust’s subordinated units were entitled to receive pro rata distributions from the Trust each quarter, up to and including the February 2016 distribution, if and to the extent there was sufficient cash to provide a cash distribution on the common units that was at least equal to the Subordination Threshold. If there was not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owned), the distribution made with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by SandRidge, if any) up to the Subordination Threshold. However, there was no minimum distribution. If the cash available for distribution on all of the Trust units in any quarter exceeded the Incentive Threshold for the corresponding quarter, SandRidge, as holder of the Trust’s subordinated units, was entitled to 50% of the amount by which the cash available for distribution exceeded the Incentive Threshold. As a result of the conversion of the subordinated units to common units in January 2016, SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s May 2016 distribution, distributions made to common units will no longer have the benefit of the Subordination Threshold, nor are the common units subject to the Incentive Threshold, and the holders of all 52,500,000 common units will share on a pro rata basis in the Trust’s distributions.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge and net derivative settlements are received from or paid to the Trust’s derivative counterparty. Information regarding the Trust’s production, pricing and costs for the three-month periods ended March 31, 2016 and 2015 is presented below.

	Three Months Ended March 31,
	2016(1)	2015(2)
Production Data
Oil (MBbls)	196	291
NGL (MBbls)	23	31
Natural gas (MMcf)	73	99
Combined equivalent volumes (MBoe)	231	338
Average daily combined equivalent volumes (MBoe/d)	2.5	3.7
Well data
Initial and Trust Development Wells producing - average	1,169	1,196
Revenues (in thousands)
Royalty income	$9,050	$23,776
Derivative settlements	—	7,760
Total revenue	$9,050	$31,536
Expenses (in thousands)
Post-production expenses	$16	$27
Property taxes	1,754	1,990
Production taxes	428	1,122
Trust administrative expenses	546	634
Cash reserves used for current Trust expenses, net of amounts withheld	(1,238)	(1,577)
Total expenses	$1,506	$2,196
Distributable income available to unitholders	$7,544	$29,340
Average Prices
Oil (per Bbl)	$43.84	$77.79
NGL (per Bbl)	$14.60	$27.19
Combined oil and NGL (per Bbl)	$40.79	$72.98
Natural gas (per Mcf)	$1.87	$2.96
Combined equivalent (per Boe)	$39.24	$70.28
Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(3)	$43.84	$98.72
NGL (per Bbl)	$14.60	$27.19
Combined oil and NGL (per Bbl)	$40.79	$91.92
Natural gas (per Mcf)	$1.66	$2.69
Combined equivalent (per Boe)	$39.18	$88.22
Expenses (per Boe)
Post-production	$0.07	$0.08
Production taxes	$1.85	$3.32

(1)         Production volumes and related revenues and expenses for the three-month period ended March 31, 2016 (included in SandRidge’s February 2016  net revenue distribution to the Trust) represent production from September 1, 2015 to November 30, 2015.

(2)        Production volumes and related revenues and expenses for the three-month period ended March 31, 2015 (included in SandRidge’s February 2015 net revenue distribution to the Trust) represent production from September 1, 2014 to November 30, 2014.

(3)         Includes impact of derivative settlements attributable to production from September  1, 2014 to November 30, 2014 for the three-month period ended March 31, 2015.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues

Royalty Income. Royalty income received during the three-month period ended March 31, 2016 totaled $9.0 million compared to $23.8 million received during the three-month period ended March 31, 2015. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Approximately $7.8 million of the total decrease in royalty income was attributable to the decrease in total volumes produced caused by natural declines in production and approximately $7.0 million was attributable to a decrease in prices received. The average number of producing wells decreased by 27 during the three-month period ended March 31, 2016 compared to the three-month period ended March 31, 2015 because wells that could not economically produce due to continued depressed pricing were shut-in. Royalty income received during the three-month period ended March 31, 2016 was based upon production attributable to the Royalty Interests of 196 MBbls of oil, 23 MBbls of NGL and 73 MMcf of natural gas, or 231 MBoe of combined production, for the period from September 1, 2015 to November 30, 2015. Royalty income received during the three-month period ended March 31, 2015 was based upon production attributable to the Royalty Interests of 291 MBbls of oil, 31 MBbls of NGL and 99 MMcf of natural gas, or 338 MBoe of combined production, for the period from September 1, 2014 to November 30, 2014. The average price received for oil decreased to $43.84 per Bbl during the three-month period ended March 31, 2016 from $77.79 per Bbl during the same period in 2015, while the average price received for NGL decreased to $14.60 per Bbl during the three-month period ended March 31, 2016 from $27.19 per Bbl during the same period in 2015. The average price received for natural gas decreased to $1.87 per Mcf during the three-month period ended March 31, 2016 from $2.96 per Mcf during the same period in 2015.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduced the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through March 31, 2015 by the use of oil fixed price swaps. No such arrangements are in place for production attributable to periods thereafter. Net cash settlements received related to the Trust’s derivatives during the three-month period ended March 31, 2015 were approximately $7.8 million, and included (i) approximately $3.6 million received related to the conveyed contracts for production attributable to the Royalty Interests from September 1, 2014 to November 30, 2014, (ii) approximately $2.1 million received from the counterparty to the novated contracts for production attributable to the Royalty Interests from October 1, 2014 to November 30, 2014 and (iii) approximately $2.1 million received from the counterparty to the novated contracts for December 2014 production. Derivative settlements received during the three-month period ended March 31, 2015 related to December 2014 production were included in the Trust’s May 2015 quarterly distribution. Total net derivative settlements received by the Trust for production from September 1, 2014 to November 30, 2014 were $6.1 million, including approximately $0.4 million received in November 2014 from the counterparty to the novated contracts, which effectively increased the average price received for oil production for the related period by $20.93 per Bbl to $98.72 per Bbl.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market natural gas produced. Post-production expenses for the three-month period ended March 31, 2016 decreased to approximately $16,000 from approximately $27,000 for the three-month period ended March 31, 2015 due to decreased natural gas production.

Property Taxes. Property taxes paid during the three-month period ended March 31, 2016 totaled approximately $1.8 million compared to approximately $2.0 million for the three-month period ended March 31, 2015.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2016 totaled approximately $0.4 million, or $1.85 per Boe, and were approximately 4.7% of royalty income. Production taxes for the three-month period ended March 31, 2015 totaled approximately $1.1 million, or $3.32 per Boe, and were approximately 4.7% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended

March 31, 2016 totaled approximately $0.5 million compared to approximately $0.6 million for the three-month period ended March 31, 2015.

Distributable Income

Distributable income for the three-month period ended March 31, 2016 was $7.5 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $1.2 million (approximately $2.3 million used to pay Trust expenses during the period partially offset by approximately $1.1 million withheld from the February 2016 cash distribution to unitholders). Distributable income for the three-month period ended March 31, 2015 was $29.3 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $1.6 million (approximately $2.6 million used to pay Trust expenses during the period partially offset by approximately $1.0 million withheld from the February 2015 cash distribution to unitholders).

Distributions to Holders of Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the three-month periods ended March 31, 2016 and 2015 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the February 2016 and 2015 distributions were below the Subordination Threshold, reduced distributions or no distributions were paid to the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $1.9 million and $5.1 million more in distributions for the three-month periods ended March 31, 2016 and 2015, respectively, than such holders would have received had the subordination provisions not existed. As a result of the conversion of the subordinated units to common units in January 2016, SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s May 2016 distribution, distributions made on common units no longer have the benefit of the Subordination Threshold, nor are the common units subject to the Incentive Threshold, and all Trust unitholders share on a pro rata basis in the Trust’s distributions.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and, during the term of the derivatives agreement, the Trust’s derivative contracts, and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, payment of amounts owed under the Trust’s derivative contracts during the term of the derivatives agreement, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. The incentive distribution provisions will terminate concurrently with the subordination provisions. Under the conveyances granting the Royalty Interests, the Trust does not have any operating or capital cost requirements related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at March 31, 2016 or December 31, 2015.

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

2016 Trust Distributions to Unitholders. On January 28, 2016, the Trust declared a cash distribution of $0.192 per common unit covering production for the three-month period from September 1, 2015 to November 30, 2015 for record unitholders as of February 12, 2016. The distribution, totaling $7.6 million, was made on February 26, 2016.

Future Trust Distributions to Unitholders. During the three-month production period from December 1, 2015 to February 29, 2016, total sales volumes were lower than initial Trust estimates and oil, natural gas and NGL experienced continued depressed pricing. On April 28, 2016, the Trust declared a cash distribution of $0.090 per unit covering production for the period. The distribution will be paid on or about May 27, 2016  to record unitholders as of May 13, 2016  and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$5,995
Total revenues	5,995
Expenses
Post-production expenses	16
Production taxes	285
Cash reserves withheld by Trustee(1)	939
Total expenses	1,240
Distributable income available to unitholders	$4,755
Distributable income per unit (52,500,000 units issued and outstanding)	$0.090

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

As the Trust cannot acquire or cause additional wells to be drilled on its behalf, the Trust’s production is expected to decline each quarter during the remainder of its life.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. Because the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from sales of production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil, natural gas and NGL production. Revenue derived from the Royalty Interests, and therefore the amount of cash flow available for distribution to the Trust unitholders, depends substantially on prevailing oil, natural gas and NGL prices. Lower prices may also reduce the amount of oil, natural gas and NGL that can be economically produced from the Underlying Properties. The Trust was party to a derivatives agreement with SandRidge that provided the Trust with the economic effect of certain oil derivative contracts for production through March 31, 2015 (which had effects extending into the August 2015 distribution to unitholders) and mitigated a portion of the variability of oil prices received for the Trust’s share of production. The Trust does not have the ability to enter into additional hedges. The Trust received net settlement proceeds of approximately $7.8 million related to the derivatives agreement during the three-month period ended March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the 2015 Form 10-K. No material change to such risk factors has occurred during the three-month period ended March 31, 2016.

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

Date: May 10, 2016

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