Form 10-Q
period 2017-06-30
SandRidge Permian Trust
filed 2017-08-08
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, 52,500,000 Common Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended June 30, 2017

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,510	$3,053

Investment in royalty interests	549,831	549,831
Less: accumulated amortization and impairment	(419,666)	(412,454)
Net investment in royalty interests	130,165	137,376

Total assets	$132,675	$140,430
TRUST CORPUS

Trust corpus, 52,500,000 common units issued and outstanding at June 30, 2017 and December 31, 2016	$132,675	$140,430

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Revenues
Royalty income	$7,835	$5,996	$15,072	$15,046
Total revenues	7,835	5,996	15,072	15,046
Expenses
Post-production expenses	14	16	30	31
Property taxes	—	—	758	1,754
Production taxes	375	285	720	713
Franchise taxes	47	113	47	113
Trust administrative expenses	412	273	935	819
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	156	553	(575)	(685)
Total expenses	1,004	1,240	1,915	2,745
Distributable income available to unitholders	6,831	4,756	13,157	12,301
Distributable income per common unit (39,375,000 issued and outstanding through February 2016 distribution, 52,500,000 units issued and outstanding thereafter)	$0.130	$0.091	$0.250	$0.283
Distributable income per subordinated unit (13,125,000 issued and outstanding through February 2016 distribution, 0 units issued and outstanding thereafter)	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Trust corpus, beginning of period	$140,430	$158,462
Amortization of investment in royalty interests	(7,211)	(8,845)
Net cash reserves used	(576)	(685)
Distributable income	13,157	12,301
Distributions paid to unitholders	(13,125)	(12,286)
Trust corpus, end of period	$132,675	$148,947

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in August 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust common units and 13,125,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At June 30, 2017, SandRidge owned 13,125,000 Trust units, or 25% of all Trust units.

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which is determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. There were no impairments in the carrying value of the Investment in Royalty Interests during the six-month periods ended June 30, 2017 and 2016. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in August 2017. A summary of the Trust’s distributions to unitholders during the six-month period ended June 30, 2017 and the year ended December 31, 2016 is as follows:

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2017
First Quarter	September 1, 2016 — November 30, 2016	January 26, 2017	February 24, 2017	$6.3	$0.120	N/A
Second Quarter	December 1, 2016 — February 28, 2017	April 27, 2017	May 26, 2017	$6.8	$0.130	N/A

Calendar Quarter 2016
First Quarter	September 1, 2015 — November 30, 2015	January 28, 2016	February 26, 2016	$7.6	$0.192	$0.000
Second Quarter	December 1, 2015 — February 29, 2016	April 28, 2016	May 27, 2016	$4.7	$0.090	N/A
Third Quarter	March 1, 2016 — May 31, 2016	July 28, 2016	August 26, 2016	$6.3	$0.120	N/A
Fourth Quarter	June 1, 2016— August 31, 2016	October 27, 2016	November 25, 2016	$7.0	$0.134	N/A

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of approximately $150,000 to the Trustee, which increased by 2.1% as of April 1, 2017 to $153,150 annually and can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during each of the three-month periods ended June 30, 2017 and 2016, totaled approximately $38,000. The Trustee’s administrative fees paid during each of the six-month periods ended June 30, 2017 and 2016 totaled approximately $75,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During each of the three-month periods ended June 30, 2017 and 2016, the Trust paid administrative fees to SandRidge equal to $75,000. Administrative fees paid to SandRidge for the six-month periods ended June 30, 2017 and 2016 totaled $150,000 and $75,000, respectively.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, unless SandRidge agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount)

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at June 30, 2017 or December 31, 2016.

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

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor.  On May 16, 2016, the Trustor and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) under the caption In re: SandRidge Energy Inc., et al. On September 20, 2016, the Bankruptcy Court entered an amended order confirming the Amended Joint Chapter 11 Plan of Reorganization dated September 19, 2016 (the “Plan”), as modified by the Confirmation Order (the “Amended Confirmation Order”), and on October 4, 2016, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On September 23, 2016, an informal group of former SandRidge shareholders appealed the Amended Confirmation Order. On February 22, 2017, the district court before which the appeal was pending entered an order approving a stipulation to voluntarily dismiss the appeal with prejudice.

6. Subsequent Events

Distribution to Unitholders. On July 27, 2017, the Trust declared a cash distribution of $0.119 per unit covering production for the three-month period from March 1, 2017 to May 31, 2017. The distribution will be paid on or about August 25, 2017 to record holders as of August 11, 2017. Distributable income for March 1, 2017 to May 31, 2017 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$7,202
Total revenues	7,202
Expenses
Post-production expenses	14
Production taxes	344
Cash reserves withheld by Trustee (1)	643
Total expenses	1,001
Distributable income available to unitholders	$6,201
Distributable income per unit (52,500,000 units issued and outstanding)	$0.119

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

Properties. As of June 30, 2017, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells, all of which are located in Andrews County, Texas.

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Prior to their conversion to common units in January 2016, the Trust’s subordinated units were entitled to receive pro rata distributions from the Trust each quarter, up to and including the February 2016 distribution, if and to the extent there was sufficient cash to provide a cash distribution on the common units that was at least equal to the Subordination Threshold. If there was not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owned), the distribution made with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by SandRidge, if any) up to the Subordination Threshold. However, there was no minimum distribution. If the cash available for distribution on all of the Trust units in any quarter exceeded the Incentive Threshold for the corresponding quarter, SandRidge, as holder of the Trust’s subordinated units, was entitled to 50% of the amount by which the cash available for distribution exceeded the Incentive Threshold. As a result of the conversion of the subordinated units to common units in January 2016, SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s May 2016 distribution, distributions made to common units no longer have the benefit of the Subordination Threshold, nor are the common units subject to the Incentive Threshold, and the holders of all 52,500,000 common units share in the Trust’s distributions on a pro rata basis.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three- and six-month periods ended June 30, 2017 and 2016 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017(1)	2016(2)	2017(3)	2016(4)
Production Data
Oil (MBbls)	147	186	303	381
NGL (MBbls)	19	22	41	45
Natural gas (MMcf)	70	77	145	150
Combined equivalent volumes (MBoe)	178	221	368	451
Average daily combined equivalent volumes (MBoe/d)	2.0	2.4	2.0	2.5

Well Data
Initial and Trust Development Wells producing - average	1,111	1,156	1,118	1,162

Revenues (in thousands)
Royalty income	$7,835	$5,996	$15,072	$15,046
Total revenue	$7,835	$5,996	$15,072	$15,046

Expenses (in thousands)
Post-production expenses	$14	$16	$30	$31
Property taxes	—	—	758	1,754
Production taxes	375	285	720	713
Franchise taxes	47	113	47	113
Trust administrative expenses	412	273	935	819
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	156	553	(575)	(685)
Total expenses	$1,004	$1,240	$1,915	$2,745
Distributable income available to unitholders	$6,831	$4,756	$13,157	$12,301

Average Prices
Oil (per Bbl)	$48.97	$30.18	$45.87	$37.19
NGL (per Bbl)	$21.99	$11.47	$19.62	$13.06
Combined oil and NGL (per Bbl)	$45.89	$28.19	$42.77	$34.65
Natural gas (per Mcf)	$2.73	$1.77	$2.46	$1.82
Combined equivalent (per Boe)	$43.96	$27.16	$40.93	$33.34
Average Prices — including impact of post-production expenses
Natural gas (per Mcf)	$2.53	$1.57	$2.25	$1.61
Combined equivalent (per Boe)	$43.88	$27.09	$40.85	$33.27

Expenses (per Boe)
Post-production	$0.08	$0.07	$0.08	$0.07
Production taxes	$2.10	$1.29	$1.96	$1.58

(1)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2017 (included in SandRidge’s May 2017 net revenue distribution to the Trust) represent production from December 1, 2016 to February 28, 2017.

(2)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2016 (included in SandRidge’s May 2016 net revenue distribution to the Trust) represent production from December 1, 2015 to February 29, 2016.

(3)         Production volumes and related revenues and expenses for the six-month period ended June 30, 2017 (included in SandRidge’s February 2017 and May 2017 net revenue distributions to the Trust) represent production from September 1, 2016 to February 28, 2017.

(4)         Production volumes and related revenues and expenses for the six-month period ended June 30, 2016 (included in SandRidge’s February 2016 and May 2016 net revenue distributions to the Trust) represent production from September 1, 2015 to February 29, 2016.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues

Royalty Income. Royalty income received during the three-month period ended June 30, 2017 totaled $7.8 million compared to $6.0 million received during the three-month period ended June 30, 2016. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The approximate $1.8 million increase in royalty income consisted of approximately $3.0 million attributable to the increase in prices received, partially offset by approximately $1.2 million attributable to a decrease in total volumes produced The average number of producing wells in the three-month period ended June 30, 2017 decreased by 45 from the three-month period ended June 30, 2016 because wells that could not economically produce due to continued depressed pricing and declining production were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended June 30, 2017 totaled approximately $0.4 million, or $2.10 per Boe, and were approximately 4.8% of royalty income. Production taxes for the three-month period ended June 30, 2016 totaled approximately $0.3 million, or $1.29 per Boe, and were approximately 4.8% of royalty income.

Texas Franchise Tax. The Trust paid its Texas franchise tax for the year ended December 31, 2016 of approximately $47,000, or approximately 0.2% of 2016 royalty income, during the three-month period ended June 30, 2017. The Trust paid its Texas franchise tax for the year ended December 31, 2015 of approximately $113,000, or approximately 0.2% of 2015 royalty income, during the three-month period ended June 30, 2016.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended June 30, 2017 remained relatively consistent and totaled approximately $0.4 million compared to approximately $0.3 million for the three-month period ended June 30, 2016.

Distributable Income

Distributable income for the three-month period ended June 30, 2017 was $6.8 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $156,000, reflecting approximately $615,000 withheld from the May 2017 cash distribution to unitholders partially offset by approximately $459,000 used to pay Trust expenses during the period. Distributable income for the three-month period ended June 30, 2016 was $4.8 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $553,000, reflecting approximately $939,000 withheld from the May 2016 cash distribution to unitholders partially offset by approximately $386,000 used to pay Trust expenses during the period.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenues

Royalty Income. Royalty income received during the six-month period ended June 30, 2017 totaled $15.1 million compared to $15.0 million received during the six-month period ended June 30, 2016. An approximate $3.0 million increase in royalty income attributable to an increase in prices received was offset by approximately $3.0 million attributable to a decrease in total volumes produced.

Expenses

Property Taxes. The Trust paid approximately $0.8 million of its 2016 property tax assessment during the six-month period ended June 30, 2017. The Trust paid approximately $1.8 million of its 2015 property tax assessment during the six-month period ended June 30, 2016.

Trust Administrative Expenses. Trust administrative expenses for the six-month period ended June 30, 2017 remained relatively consistent and totaled approximately $0.9 million compared to approximately $0.8 million for the six-month period ended June 30, 2016.

Distributable Income

Distributable income for the six-month period ended June 30, 2017 was $13.2 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.6 million, reflecting approximately $1.7 million used to pay Trust expenses during the period partially offset by approximately $1.1 million withheld in aggregate from the February 2017 and May 2017 cash distributions to unitholders. Distributable income for the six-month period ended June 30, 2016 was $12.3 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.7 million, reflecting approximately $2.7 million used to pay Trust expenses during the period partially offset by approximately $2.0 million withheld in aggregate from the February 2016 and May 2016 cash distributions to unitholders.

Distributions to the Holders of Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the six-month periods ended June 30, 2016 as a result of the Trust’s subordination provisions. Because income available for distribution on all Trust units for the February 2016 distribution was below the Subordination Threshold, no distribution was paid to the holders of subordinated units for the period. As a result of the subordination provisions, holders of common units received approximately $1.9 million more in distributions for the six-month period ended June 30, 2016, respectively, than such holders would have received had the subordination provisions not existed.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flow generated from the Royalty Interests and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. The Trust does not have any capital requirements related to drilling wells or any other operating or capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. There was no such loan outstanding at June 30, 2017 or December 31, 2016.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor.  On May 16, 2016, the Trustor and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) under the caption In re: SandRidge Energy Inc., et al.  On September 20, 2016, the Bankruptcy Court entered an amended order confirming the Amended Joint Chapter 11 Plan of Reorganization dated September 19, 2016 (the “Plan”), as modified by the Confirmation Order (the “Amended Confirmation Order”), and on October 4, 2016, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On September 23, 2016, an informal group of former SandRidge shareholders appealed the Amended Confirmation Order.  On February 22, 2017, the district court before which the appeal was pending entered an order approving a stipulation to voluntarily dismiss the appeal with prejudice.

2017 Trust Distributions to Unitholders. During the six-month period ended June 30, 2017, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2017
First Quarter	September 1, 2016 — November 30, 2016	January 26, 2017	February 24, 2017	$6.3
Second Quarter	December 1, 2016 — February 28, 2017	April 27, 2017	May 26, 2017	$6.8

Future Trust Distributions to Unitholders. During the three-month production period from March 1, 2017 to May 31, 2017 combined sales volumes were slightly lower than the previous period and oil, natural gas and NGL prices decreased. On July 27, 2017, the Trust declared a cash distribution of $0.119 per unit covering production for the period. The distribution will be paid on or about August 25, 2017 to record unitholders as of August 11, 2017 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$7,202
Total revenues	7,202
Expenses
Post-production expenses	14
Production taxes	344
Cash reserves withheld by Trustee(1)	643
Total expenses	1,001
Distributable income available to unitholders	$6,201
Distributable income per unit (52,500,000 units issued and outstanding)	$0.119

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the 2016 Form 10-K. No material change to such risk factors has occurred during the three-month period ended June 30, 2017.

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

Date: August 8, 2017

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