Form 10-Q
period 2018-03-31
SandRidge Permian Trust
filed 2018-05-08
CIK 1521168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of May 1, 2018, 52,500,000 units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST
FORM 10-Q
Quarter Ended March 31, 2018

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”), which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)
(In thousands, except unit data)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$2,392	$2,292
Investment in royalty interests	549,831	549,831
Less: accumulated amortization and impairment	(428,870)	(425,955)
Net investment in royalty interests	120,961	123,876
Total assets	$123,353	$126,168
TRUST CORPUS
Trust corpus, 52,500,000 units issued and outstanding at March 31, 2018 and December 31, 2017	$123,353	$126,168

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2018	2017
Revenues
Royalty income	$6,925	$7,238
Total revenues	6,925	7,238
Expenses
Post-production expenses	12	16
Property taxes	—	758
Production taxes	332	346
Trust administrative expenses	548	523
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	98	(731)
Total expenses	990	912
Distributable income available to unitholders	$5,935	$6,326
Distributable income per unit	$0.113	$0.120

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Trust corpus, beginning of period	$126,168	$140,430
Amortization of investment in royalty interests	(2,915)	(3,706)
Net cash reserves withheld (used)	98	(731)
Distributable income	5,935	6,326
Distributions paid to unitholders	(5,933)	(6,300)
Trust corpus, end of period	$123,353	$136,019

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in August 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust common units and 13,125,000 Trust subordinated units, which subsequently converted to common units as a result of SandRidge having met its drilling obligation to the Trust in November 2014, to certain wholly owned subsidiaries of SandRidge. At March 31, 2018, SandRidge owned 13,125,000 Trust units, or 25% of all Trust units.

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

SANDRIDGE PERMIAN TRUST
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

in Texas and, therefore, make it subject to Texas franchise tax. Texas franchise tax is treated as an income tax for financial statement purposes. The Trust is required to pay Texas franchise tax each year at a maximum effective rate (subject to changes in the statutory rate) of 0.525% of its gross income apportioned to Texas. The Trust records Texas franchise tax when paid.

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the investment in royalty interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which is determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. There were no impairments in the carrying value of the investment in royalty interests during the three-month periods ended March 31, 2018 and 2017. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

Distributable Income Per Unit. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to rounding and the timing of the Trust’s payment of Trust administrative expenses.

Interim Financial Statements. The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2017 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2017 has been derived from audited financial statements. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2017 Form 10-K.

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in May 2018. A summary of the Trust’s distributions to unitholders during the three-month period ended March 31, 2018 and the year ended December 31, 2017 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2018
First Quarter	September 1, 2017 — November 30, 2017	January 25, 2018	February 23, 2018	$5.9	$0.113
Calendar Quarter 2017
First Quarter	September 1, 2016 — November 30, 2016	January 26, 2017	February 24, 2017	$6.3	$0.120
Second Quarter	December 1, 2016 — February 28, 2017	April 27, 2017	May 26, 2017	$6.8	$0.130
Third Quarter	March 1, 2017 — May 31, 2017	July 27, 2017	August 25, 2017	$6.2	$0.119
Fourth Quarter	June 1, 2017 — August 31, 2017	October 26, 2017	November 24, 2017	$5.0	$0.095

SANDRIDGE PERMIAN TRUST
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, as of April 1, 2018 the Trust pays the Trustee an annual administrative fee of $153,150, which represents a 1.0% increase from the annual fee of $151,575 that had been in effect since April 1, 2017. Prior to April 1, 2017, the annual fee was $150,000. The annual fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during each of the three-month periods ended March 31, 2018 and 2017 totaled approximately $38,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the administrative services agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. Administrative fees paid to SandRidge for the three-month periods ended March 31, 2018 and 2017 totaled $150,000 and $75,000, respectively.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. No such loan from SandRidge was outstanding at March 31, 2018 or December 31, 2017.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as overall oil, natural gas and NGL production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile and may be subject to significant fluctuations in the future. Low levels of future production, continued low commodity prices and the absence of any derivative arrangements would continue to reduce the Trust’s revenues and distributable income available to unitholders.

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

SANDRIDGE PERMIAN TRUST
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

appealed the Amended Confirmation Order. On February 22, 2017, the district court before which the appeal was pending entered an order approving a stipulation to voluntarily dismiss the appeal with prejudice.

6. Subsequent Events

Distribution to Unitholders. On April 26, 2018, the Trust declared a cash distribution of $0.125 per unit covering production for the three-month period from December 1, 2017 to February 28, 2018. The distribution will be paid on or about May 25, 2018 to record holders as of May 11, 2018. Distributable income for December 1, 2017 to February 28, 2018 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$7,727
Total revenues	7,727
Expenses
Post-production expenses	11
Production taxes	368
Cash reserves withheld by Trustee (1)	790
Total expenses	1,169
Distributable income available to unitholders	$6,558
Distributable income per unit (52,500,000 units issued and outstanding)	$0.125

(1) Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the financial condition, results of operations, liquidity and capital resources of SandRidge Permian Trust (the “Trust”). This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2017 Form 10-K.

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

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile and experienced depressed pricing throughout 2016. Although oil, natural gas and NGL prices rose during 2017, a buildup in inventories, lower global demand, or other factors could cause prices for U.S. oil, natural gas and NGL to weaken.

Properties. As of March 31, 2018, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells, all of which are located in Andrews County, Texas.

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter.

Pursuant to Internal Revenue Code (“IRC”) Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to foreign partners should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to foreign partners should be made at 30% of gross income unless the rate is reduced by treaty. This is intended to be a qualified notice to nominees and brokers as provided for under Treasury Regulation Section 1.1446-4(b) by the Trust, and while specific relief is not specified for IRC Section 1441 income, this disclosure is intended to suffice. Nominees and brokers should withhold at the highest marginal rate on the distribution made to foreign partners.

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three-month periods ended March 31, 2018 and 2017 is presented below.

	Three Months Ended March 31,
	2018(1)	2017(2)
Production Data
Oil (MBbls)	127	156
NGL (MBbls)	19	22
Natural gas (MMcf)	61	75
Combined equivalent volumes (MBoe)	157	190
Average daily combined equivalent volumes (MBoe/d)	1.7	2.1
Well Data
Initial and Trust Development Wells producing - average	1,071	1,125
Revenues (in thousands)
Royalty income	$6,925	$7,238
Total revenue	6,925	7,238
Expenses (in thousands)
Post-production expenses	12	16
Property taxes	—	758
Production taxes	332	346
Trust administrative expenses	548	523
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	98	(731)
Total expenses	990	912
Distributable income available to unitholders	$5,935	$6,326
Average Prices
Oil (per Bbl)	$49.69	$42.93
NGL (per Bbl)	$24.27	$17.53
Combined oil and NGL (per Bbl)	$46.33	$39.85
Natural gas (per Mcf)	$2.10	$2.21
Combined equivalent (per Boe)	$44.15	$38.10
Average Prices – including impact of post-production expenses
Natural gas (per Mcf)	$1.90	$2.00
Combined equivalent (per Boe)	$44.07	$38.01
Expenses (per Boe)
Post-production	$0.08	$0.08
Production taxes	$2.12	$1.82
____________________

(1)
Production volumes and related revenues and expenses for the three-month period ended March 31, 2018 (included in SandRidge’s February 2018 net revenue distribution to the Trust) represent production from September 1, 2017 to November 30, 2017.

(2)
Production volumes and related revenues and expenses for the three-month period ended March 31, 2017 (included in SandRidge’s February 2017 net revenue distribution to the Trust) represent production from September 1, 2016 to November 30, 2016.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues

Royalty Income. Royalty income received during the three-month period ended March 31, 2018 totaled $6.9 million compared to $7.2 million received during the three-month period ended March 31, 2017. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The approximate $0.3 million decrease in royalty income consisted of approximately $1.3 million attributable to a decrease in total volumes produced, partially offset by approximately $1.0 million attributable to an increase in prices received. The average number of producing wells in the three-month period ended March 31, 2018 decreased by 54 from the three-month period ended March 31, 2017, because wells that could not economically produce due to continued declining production were shut-in.

Expenses

Property Taxes. Property taxes paid during the three-month period ended March 31, 2017 totaled approximately $0.8 million. There were no property taxes paid during the three-month period ended March 31, 2018, as the applicable taxes were paid during a prior period.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2018 totaled approximately $0.3 million, or $2.12 per Boe, and were approximately 4.8% of royalty income. Production taxes for the three-month period ended March 31, 2017 totaled approximately $0.3 million, or $1.82 per Boe, and were approximately 4.8% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for each of the three-month periods ended March 31, 2018 and 2017 totaled approximately $0.5 million.

Distributable Income

Distributable income for the three-month period ended March 31, 2018 was $5.9 million, which included a net addition of approximately $0.1 million to the cash reserve for payment of future Trust expenses, reflecting approximately $0.6 million withheld from the February 2018 cash distribution to unitholders partially offset by approximately $0.5 million used to pay Trust expenses during the period. Distributable income for the three-month period ended March 31, 2017 was $6.3 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.7 million, reflecting approximately $1.3 million used to pay Trust expenses during the period partially offset by approximately $0.6 million withheld from the February 2017 cash distribution to unitholders.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if SandRidge loans such funds, SandRidge may permit the Trust to make distributions prior to SandRidge being repaid. No such loan was outstanding at March 31, 2018 or December 31, 2017.

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

2018 Trust Distributions to Unitholders. On January 25, 2018, the Trust declared a cash distribution of $0.113 per unit covering production for the three-month period from September 1, 2017 to November 30, 2017, payable to record unitholders as of February 9, 2018. The distribution, totaling $5.9 million, was made on February 23, 2018.

Future Trust Distributions to Unitholders. During the three-month production period from December 1, 2017 to February 28, 2018, combined sales volumes were lower than the previous period; however, oil and natural gas prices increased. On April 26, 2018, the Trust declared a cash distribution of $0.125 per unit covering production for the period. The distribution will be paid on or about May 25, 2018 to record unitholders as of May 11, 2018 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$7,727
Total revenues	7,727
Expenses
Post-production expenses	11
Production taxes	368
Cash reserves withheld by Trustee(1)	790
Total expenses	1,169
Distributable income available to unitholders	$6,558
Distributable income per unit (52,500,000 units issued and outstanding)	$0.125
____________________

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in Item 1A of the 2017 Form 10-K.

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

Date: May 8, 2018

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