Form 10-Q
period 2018-09-30
SandRidge Permian Trust
filed 2018-11-08
CIK 1521168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
__________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2018, 52,500,000 units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST
FORM 10-Q
Quarter Ended September 30, 2018

All references to “we,” “us,” “our,” or the “Trust” refer to SandRidge Permian Trust. References to “SandRidge” refer to SandRidge Energy, Inc., and where the context requires, its subsidiaries. The royalty interests conveyed by SandRidge from its interests in certain properties in the Permian Basin in Andrews County, Texas (also referred to as the "Underlying Properties") and held by the Trust are referred to as the “Royalty Interests.” As disclosed elsewhere in this Form 10-Q, on November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its outstanding Trust units to Avalon Energy, LLC, a Texas limited liability company, which is referred to herein as “Avalon.”

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, Avalon and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or Avalon’s plans and objectives for future operations, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”), which could affect the future results of the energy industry in general, and the Trust and Avalon in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Avalon’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$3,570	$2,292
Investment in royalty interests	549,831	549,831
Less: accumulated amortization and impairment	(434,326)	(425,955)
Net investment in royalty interests	115,505	123,876
Total assets	$119,075	$126,168
TRUST CORPUS
Trust corpus, 52,500,000 common units issued and outstanding at September 30, 2018 and December 31, 2017	$119,075	$126,168

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Royalty income	$7,984	$7,208	$22,647	$22,280
Total revenues	7,984	7,208	22,647	22,280
Expenses
Post-production expenses	11	14	35	44
Property taxes	—	—	—	759
Production taxes	378	344	1,079	1,065
Franchise taxes	—	—	47	47
Trust administrative expenses	269	313	941	1,248
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	545	329	1,261	(247)
Total expenses	1,203	1,000	3,363	2,916
Distributable income available to unitholders	$6,781	$6,208	$19,284	$19,364
Distributable income per unit	$0.129	$0.118	$0.367	$0.368

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Trust corpus, beginning of period	$126,168	$140,430
Amortization of investment in royalty interests	(8,371)	(10,379)
Net cash reserves withheld (used)	1,261	(247)
Distributable income	19,284	19,364
Distributions paid to unitholders	(19,267)	(19,372)
Trust corpus, end of period	$119,075	$129,796

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in August 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust common units and 13,125,000 Trust subordinated units, which subsequently converted to common units as a result of SandRidge having met its drilling obligation to the Trust in November 2014, to certain wholly owned subsidiaries of SandRidge. At September 30, 2018, SandRidge owned 13,125,000 Trust units, or 25% of all Trust units.

As described in Note 6 below, on November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its outstanding Trust units to Avalon Energy, LLC, a Texas limited liability company (“Avalon”). In connection with the transaction, Avalon assumed all of SandRidge’s obligations under the trust agreement and the administrative services agreement (discussed in Note 4 below).

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

The Trust will dissolve and begin to liquidate on March 31, 2031 (the “Termination Date”) and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to Avalon (as the assignee of SandRidge). The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis. Avalon has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. The Trust will not dissolve until the Termination Date unless any of the following occurs: (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

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

SANDRIDGE PERMIAN TRUST
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the investment in royalty interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which is determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. There were no impairments in the carrying value of the investment in royalty interests during the nine-month periods ended September 30, 2018 and 2017. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in November 2018. A summary of the Trust’s distributions to unitholders during the nine-month period ended September 30, 2018 and the year ended December 31, 2017 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2018
First Quarter	September 1, 2017 — November 30, 2017	January 25, 2018	February 23, 2018	$5.9	$0.113
Second Quarter	December 1, 2017 — February 28, 2018	April 26, 2018	May 25, 2018	$6.6	$0.125
Third Quarter	March 1, 2018 — May 31, 2018	July 26, 2018	August 24, 2018	$6.8	$0.129

SANDRIDGE PERMIAN TRUST
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2017
First Quarter	September 1, 2016 — November 30, 2016	January 26, 2017	February 24, 2017	$6.3	$0.120
Second Quarter	December 1, 2016 — February 28, 2017	April 27, 2017	May 26, 2017	$6.8	$0.130
Third Quarter	March 1, 2017 — May 31, 2017	July 27, 2017	August 25, 2017	$6.2	$0.119
Fourth Quarter	June 1, 2017 — August 31, 2017	October 26, 2017	November 24, 2017	$5.0	$0.095

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays the Trustee an annual administrative fee, which prior to 2017 was $150,000. The annual fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the three-month period ended September 30, 2018 totaled approximately $39,000 compared to approximately $38,000 for the three-month period ended September 30, 2017. The Trustee’s administrative fees paid during the nine-month period ended September 30, 2018 totaled approximately $116,000 compared to approximately $113,000 for the nine-month period ended September 30, 2017.

Registration Rights Agreement. The Trust is party to a registration rights agreement pursuant to which the Trust has agreed to register the offering of the Trust units now held by Avalon upon request by Avalon. The holders have the right to require the Trust to file no more than five registration statements in aggregate, one of which has been filed to date. The Trust does not bear any expenses associated with such transactions.

Administrative Services Agreement. The Trust is party to an administrative services agreement with Avalon (as the assignee of SandRidge) that obligates the Trust to pay Avalon an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by Avalon on behalf of the Trust. For its services under the administrative services agreement, Avalon receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. Avalon is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the administrative services agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by Avalon, the date that either Avalon or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of Avalon and (iv) a date mutually agreed to by Avalon and the Trustee. During each of the three-month periods ended September 30, 2018 and 2017, the Trust paid administrative fees to SandRidge equal to $75,000. During each of the nine-month periods ended September 30, 2018 and 2017, the Trust paid administrative fees to SandRidge equal to $225,000.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as the assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If Avalon loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party. No such loan from SandRidge was outstanding at September 30, 2018 or December 31, 2017.

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

Following the closing of the sale described in Note 6 below, the Trust is highly dependent on Avalon for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. Avalon is a newly formed company with no operating history. Its activities to date have been limited to organizational efforts, assembling a management team, raising capital, researching and developing its business plan, and completing the acquisition of the Underlying Properties and all of SandRidge’s outstanding Trust units as described below. The ability to operate the properties depends on Avalon's future financial condition and economic performance, access to capital, and other factors, many of which are out of Avalon's control.

6. Subsequent Events

Distribution to Unitholders. On October 25, 2018, the Trust declared a cash distribution of $0.115 per unit covering production for the three-month period from June 1, 2018 to August 31, 2018. The distribution will be paid on or about November 23, 2018 to record holders as of November 9, 2018. Distributable income for June 1, 2018 to August 31, 2018 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$7,193
Total revenues	7,193
Expenses
Post-production expenses	11
Production taxes	344
Cash reserves withheld by Trustee (1)	814
Total expenses	1,169
Distributable income available to unitholders	$6,024
Distributable income per unit (52,500,000 units issued and outstanding)	$0.115
____________________
(1) Includes amounts withheld for payment of future Trust administrative expenses.

Sale to Avalon Energy. On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its outstanding Trust units to Avalon. In connection with the transaction, Avalon assumed all of SandRidge's obligations under the trust agreement and the administrative services agreement as of November 1, 2018. The Trust expects to continue in the normal course without disruption to the unitholders, and the resulting sale is not expected to have an impact on the operations and future distributions of the Trust.

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

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee has no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests. The Trust is treated as a partnership for federal income tax purposes. The Trust’s activities result in the Trust having nexus in Texas and, therefore, make it subject to Texas franchise tax. The Trust is required to pay Texas franchise tax each year at a maximum effective rate (subject to changes in the statutory rate) of 0.525% of its gross income apportioned to Texas.

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile and experienced depressed pricing throughout 2016. Although oil, natural gas and NGL prices rose during 2017 and 2018, a buildup in inventories, lower global demand, or other factors could cause prices for U.S. oil, natural gas and NGL to weaken.

Properties. As of September 30, 2018, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells, all of which are located in Andrews County, Texas.

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

Sale to Avalon Energy. On November 1, 2018, SandRidge sold all of its interests in the oil and natural gas properties underlying the Trust and all of its outstanding Trust units to Avalon Energy, LLC, a Texas limited liability company (the "Sale Transaction"). In connection with the transaction, Avalon assumed all of SandRidge's obligations under the trust agreement and the administrative services agreement as of November 1, 2018. The Trust expects to continue in the normal course without disruption to the unitholders, and the resulting sale is not expected to have an impact on the operations and future distributions of the Trust.

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge (or, in future periods, Avalon). Information regarding the Trust’s production, pricing and costs for the three- and nine-month periods ended September 30, 2018 and 2017 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018(1)	2017(2)	2018(3)	2017(4)
Production Data
Oil (MBbls)	121	144	369	448
NGL (MBbls)	18	21	55	62
Natural gas (MMcf)	54	70	174	214
Combined equivalent volumes (MBoe)	148	177	453	545
Average daily combined equivalent volumes (MBoe/d)	1.6	1.9	1.7	2.0
Well Data
Initial and Trust Development Wells producing - average	1,058	1,097	1,065	1,111
Revenues (in thousands)
Royalty income	$7,984	$7,208	$22,647	$22,280
Total revenue	7,984	7,208	22,647	22,280
Expenses (in thousands)
Post-production expenses	11	14	35	44
Property taxes	—	—	—	759
Production taxes	378	344	1,079	1,065
Franchise taxes	—	—	47	47
Trust administrative expenses	269	313	941	1,248
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	545	329	1,261	(247)
Total expenses	1,203	1,000	3,363	2,916
Distributable income available to unitholders	$6,781	$6,208	$19,284	$19,364
Average Prices
Oil (per Bbl)	$61.87	$46.15	$56.85	$45.96
NGL (per Bbl)	$22.88	$18.77	$23.33	$19.33
Combined oil and NGL (per Bbl)	$56.79	$42.61	$52.53	$42.72
Natural gas (per Mcf)	$1.50	$2.07	$1.96	$2.33
Combined equivalent (per Boe)	$53.90	$40.64	$49.92	$40.84
Average Prices – including impact of post-production expenses
Natural gas (per Mcf)	$1.29	$1.86	$1.75	$2.13
Combined equivalent (per Boe)	$53.82	$40.56	$49.84	$40.76
Expenses (per Boe)
Post-production	$0.08	$0.08	$0.08	$0.08
Production taxes	$2.56	$1.94	$2.38	$1.95
____________________
1. Production volumes and related revenues and expenses for the three-month period ended September 30, 2018 (included in SandRidge’s August 2018 net revenue distribution to the Trust) represent production from March 1, 2018 to May 31, 2018.
2. Production volumes and related revenues and expenses for the three-month period ended September 30, 2017 (included in SandRidge’s August 2017 net revenue distribution to the Trust) represent production from March 1, 2017 to May 31, 2017.
3. Production volumes and related revenues and expenses for the nine-month period ended September 30, 2018 (included in SandRidge’s February 2018, May 2018 and August 2018 net revenue distribution to the Trust) represent production from September 1, 2017 to May 31, 2018.
4. Production volumes and related revenues and expenses for the nine-month period ended September 30, 2017 (included in SandRidge’s February 2017, May 2017 and August 2017 net revenue distribution to the Trust) represent production from September 1, 2016 to May 31, 2017.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the three-month period ended September 30, 2018 totaled $8.0 million compared to $7.2 million received during the three-month period ended September 30, 2017. The approximate $0.8 million increase in royalty income consisted of approximately $1.9 million attributable to an increase in prices received, partially offset by approximately $1.1 million attributable to a decrease in total volumes produced. The average number of producing wells in the three-month period ended September 30, 2018 decreased by 39 from 1,097 wells in the three-month period ended September 30, 2017, because wells that could not economically produce due to continued declining production were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2018 totaled approximately $0.4 million, or $2.56 per Boe, and were approximately 4.7% of royalty income. Production taxes for the three-month period ended September 30, 2017 totaled approximately $0.3 million, or $1.94 per Boe, and were approximately 4.8% of royalty income.

Distributable Income

Distributable income for the three-month period ended September 30, 2018 was $6.8 million, which included a net addition of approximately $0.5 million to the cash reserve for payment of future Trust expenses, reflecting approximately $0.8 million withheld from the August 2018 cash distribution to unitholders partially offset by approximately $0.3 million used to pay Trust expenses during the period. Distributable income for the three-month period ended September 30, 2017 was $6.2 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.3 million, reflecting approximately $0.6 million withheld from the August 2017 cash distribution to unitholders partially offset by approximately $0.3 million used to pay Trust expenses during the period.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenues

Royalty Income. Royalty income received during nine-month period ended September 30, 2018 totaled $22.6 million compared to $22.3 million received during the nine-month period ended September 30, 2017. The approximate $0.3 million increase in royalty income consisted of approximately $4.1 million attributable to an increase in prices received, partially offset by approximately $3.8 million attributable to a decrease in total volumes produced. The average number of producing wells in the nine-month period ended September 30, 2018 decreased by 46 from 1,111 wells in the nine-month period ended September 30, 2017, because wells that could not economically produce due to continued declining production were shut-in.

Expenses

Property Taxes. Property taxes paid during the nine-month period ended September 30, 2017 totaled approximately $0.8 million. There were no property taxes paid during the nine-month period ended September 30, 2018, as the applicable taxes were paid during a prior period.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge (or, following the closing of the Sale Transaction, Avalon), tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the nine-month period ended September 30, 2018 totaled $0.9 million compared to approximately $1.2 million for the nine-month period ended September 30, 2017. The decrease during the 2018 period partially relates to the timing of administrative expense payments.

Distributable Income

Distributable income for the nine-month period ended September 30, 2018 was $19.3 million, which included a net addition of approximately $1.3 million to the cash reserve for payment of future Trust expenses, reflecting approximately $2.3 million withheld in aggregate from the February 2018, May 2018 and August 2018 cash distributions to unitholders partially offset by approximately $1.0 million used to pay Trust expenses during the period. Distributable income for the nine-month period ended September 30, 2017 was $19.4 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.3 million, reflecting approximately $2.1 million used to pay Trust expenses during the period partially offset by approximately $1.8 million withheld in aggregate from the February 2017, May 2017 and August 2017 cash distributions to unitholders.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flow generated from the Royalty Interests and borrowings to fund administrative expenses, including any amounts borrowed under Avalon’s loan commitment described in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge (or, following the closing of the Sale Transaction, Avalon) for out-of-pocket expenses incurred on behalf of the Trust. The Trust does not have any capital requirements related to drilling wells or any other operating or capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 to SandRidge (or, following the closing of the Sale Transaction, to Avalon) pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including Avalon, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid, except that if Avalon loans such funds, Avalon may permit the Trust to make distributions prior to Avalon being repaid. No such loan was outstanding at September 30, 2018 or December 31, 2017.

Following the closing of the Sale Transaction, the Trust is highly dependent on Avalon for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses. Avalon is a newly formed company with no operating history. Its activities to date have been limited to organizational efforts, assembling a management team, raising capital, researching and developing its business plan, and completing the Sale Transaction. The ability to operate the properties depends on Avalon’s future financial condition and economic performance, access to capital, and other factors, many of which are out of Avalon’s control.

2018 Trust Distributions to Unitholders. During the nine-month period ended September 30, 2018, the Trust’s distributions to unitholders were as follows:

				Total
	Covered			Distribution
	Production Period	Date Declared	Date Paid	Paid
				(in millions)
Calendar Quarter 2018
First Quarter	September 1, 2017 — November 30, 2017	January 25, 2018	February 23, 2018	$5.9
Second Quarter	December 1, 2017 — February 28, 2018	April 26, 2018	May 25, 2018	$6.6
Third Quarter	March 1, 2018 — May 31, 2018	July 26, 2018	August 24, 2018	$6.8

Future Trust Distributions to Unitholders. During the three-month production period from June 1, 2018 to August 31, 2018, combined sales volumes were lower than the previous period and oil prices decreased. On October 25, 2018, the Trust declared a cash distribution of $0.115 per unit covering production for the period. The distribution will be paid on or about November 23, 2018 to record unitholders as of November 9, 2018 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$7,193
Total revenues	7,193
Expenses
Post-production expenses	11
Production taxes	344
Cash reserves withheld by Trustee(1)	814
Total expenses	1,169
Distributable income available to unitholders	$6,024
Distributable income per unit (52,500,000 units issued and outstanding)	$0.115
____________________
(1) Includes amounts withheld for payment of future Trust administrative expenses.

As the Trust cannot acquire or cause additional wells to be drilled on its behalf, the Trust’s production is expected to decline each quarter during the remainder of its life.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Trust is not required to provide information required by this Item.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in Item 1A of the 2017 Form 10-K.

ITEM 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Trust of SandRidge Permian Trust	S-1	333-174492	3.1	05/25/2011
3.2	Amended and Restated Trust Agreement of SandRidge Permian Trust, dated August 16, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35274	4.1	08/19/2011
3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Permian Trust, dated June 18, 2012, by the Bank of New York Mellon Trust Company, N.A.	10-Q	001-35274	3.3	08/13/2012
3.4	Assignment, Assumption and Consent Agreement dated as of November 1, 2018, by and among SandRidge Energy, Inc., Avalon Energy, LLC, and SandRidge Permian Trust	8-K	001-35274	10.1	11/05/2018
31.1	Section 302 Certification					*
32.1	Section 906 Certification					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDRIDGE PERMIAN TRUST

By:	THE BANK OF NEW YORK MELLON TRUST
COMPANY, N.A., Trustee
	By:	/s/ Sarah Newell
Sarah Newell
Vice President

Date: November 8, 2018

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