Form 10-Q
period 2019-03-31
SandRidge Permian Trust
filed 2019-05-09
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	PER	The New York Stock Exchange

As of May 9, 2019, 52,500,000 units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended March 31, 2019

All references to “we,” “us,” “our,” or the “Trust” refer to SandRidge Permian Trust.  References to “SandRidge” refer to SandRidge Energy, Inc., and where the context requires, its subsidiaries.

The overriding royalty interests conveyed by SandRidge to the Trust constitute undivided interests in and to all minerals that may be produced and saved from designated target formations underlying certain properties located in the Permian Basin in Andrews County, Texas (the “Underlying Properties”) are referred to as the “Royalty Interests.”

As disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”) and elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), on November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its outstanding Trust units to Avalon Energy, LLC, a Texas limited liability company (“Avalon”).

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” about the Trust, Avalon and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere in this Quarterly Report regarding the Trust’s or Avalon’s plans and objectives for future operations, are forward-looking statements. Actual outcomes and results may differ materially from those projected.  Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes.  We have based these forward-looking statements on our current expectations and assumptions about future events.  These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s 2018 Form 10-K, which could affect the future results of the energy industry in general, and the Trust and Avalon in particular, and could cause those results to differ materially from those expressed in such forward-looking statements.  The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Avalon’s business or the Trust’s results.  Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements.  The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,892	$2,367
Investment in royalty interests	549,831	549,831
Less: accumulated amortization and impairment	(439,533)	(436,973)
Net investment in royalty interests	110,298	112,858
Total assets	$113,190	$115,225
TRUST CORPUS
Trust corpus, 52,500,000 units issued and outstanding at March 31, 2019 and December 31, 2018	$113,190	$115,225

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

(In thousands, except per unit data)

	Three Months Ended March 31,
	2019	2018
Revenues
Royalty income	$6,257	$6,925
Total revenues	6,257	6,925
Expenses
Post-production expenses	12	12
Production taxes	300	332
Trust administrative expenses	433	548
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld withheld	531	98
Total expenses	1,276	990
Distributable income available to unitholders	$4,981	$5,935
Distributable income per unit (52,500,000 units issued and outstanding)	$0.095	$0.113

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Trust corpus, beginning of period	$115,225	$126,168
Amortization of investment in royalty interests	(2,560)	(2,915)
Net cash reserves withheld (used)	531	98
Distributable income	4,981	5,935
Distributions paid to unitholders	(4,987)	(5,933)
Trust corpus, end of period	$113,190	$123,353

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in August 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust common units and 13,125,000 Trust subordinated units, which subsequently converted to common units as a result of SandRidge having met its drilling obligation to the Trust in November 2014, to certain wholly-owned subsidiaries of SandRidge.  At October 31, 2018, SandRidge owned 13,125,000 Trust units, or 25% of all Trust units.

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its Trust units to Avalon Energy, LLC, a Texas limited liability company (“Avalon”). The conveyances permitted SandRidge to sell all or any part of its interest in the Underlying Properties, where the Underlying Properties were sold subject to and burdened by the Royalty Interests.  In connection with the transaction (the “Sale Transaction”), Avalon and its affiliates assumed all of SandRidge’s obligations under the conveyances and the trust agreement and the administrative services agreement between SandRidge and the Trust.  In addition, SandRidge assigned its rights to Avalon under the registration rights agreement between SandRidge and the Trust.

As a part of the Sale Transaction, SandRidge and Avalon entered into a transition services agreement whereby SandRidge is providing certain transition services to Avalon, including trust administration services through April 30, 2019.  These services include the preparation and filing of reports in accordance with applicable securities laws (including this Quarterly Report).  As of March 31, 2019, Avalon holds 13,125,000 Trust units, or 25% of all Trust units.

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

The Trust will dissolve and begin to liquidate on March 31, 2031, unless sooner dissolved pursuant to the terms of the trust agreement as described below (earliest to occur of such events, the “Termination Date”) and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to Avalon (as the assignee of SandRidge).  The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis.  Avalon has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date.  The Trust may also dissolve should one of the following events occur prior to March 31, 2031:  (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) the Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved pursuant to the provisions of the Delaware Statutory Trust Act.  In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets (subject to the reconveyance of 50% of the Royalty Interests to Avalon and the right of first refusal described above), either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting.  The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust records revenues when cash is received (rather than when earned) and expenses when paid (rather than when incurred) and may also establish cash reserves for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP.  This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the United States Securities and Exchange Commission (“SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.  Amortization of investment in the Royalty Interests, calculated on a unit-of-production basis, and any impairments are charged directly to the trust corpus.  Distributions to unitholders are recorded when declared.

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

With respect to state taxation, a partnership is typically treated in the same manner as it is for U.S. federal income tax purposes.  However, the Trust’s activities result in the Trust having nexus in Texas and, therefore, make it subject to Texas franchise tax.  Texas franchise tax is treated as an income tax for financial statement purposes.  The Trust is required to pay Texas franchise tax each year at a maximum effective rate (subject to changes in the statutory rate) of 0.525% of its gross income, all of which is realized from activities in Texas. The Trust records Texas franchise tax when paid.

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the investment in royalty interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value.  If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which is determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market.  The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy.  There were no impairments in the carrying value of the investment in the Royalty Interests during the three-month periods ended March 31, 2019 and 2018.  Material write-downs in subsequent periods may occur if commodity prices decline.  Any impairment would result in a non-cash charge to the trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

Distributable Income Per Unit. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to rounding and the timing of the Trust’s payment of Trust administrative expenses and other costs.

Interim Financial Statements.  The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2018 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2018 has been derived from audited financial statements.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2018 Form 10-K.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter.  Distributions cover a three-month production period consisting of the first two months of the most recently ended quarter and the final month of the preceding quarter.  See Note 6 for discussion of the Trust’s quarterly distribution to be paid in May 2019.  A summary of the Trust’s distributions to unitholders during the three-month period ended March 31, 2019 and the year ended December 31, 2018 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2019
First Quarter	September 1, 2018 — November 30, 2018	January 24, 2019	February 22, 2019	$5.0	$0.095
Calendar Quarter 2018
First Quarter	September 1, 2017 — November 30, 2017	January 25, 2018	February 23, 2018	$5.9	$0.113
Second Quarter	December 1, 2017 — February 28, 2018	April 26, 2018	May 25, 2018	$6.6	$0.125
Third Quarter	March 1, 2018 — May 31, 2018	July 26, 2017	August 24, 2017	$6.8	$0.129
Fourth Quarter	June 1, 2018 — August 31, 2018	October 25, 2017	November 23, 2017	$6.0	$0.115

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays the Trustee an annual administrative fee, which prior to 2017 was $150,000. The annual fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fee paid during the three-month period ended March 31, 2019 totaled approximately $39,000 compared to approximately $38,000 for the three-month period ended March 31, 2018.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with Avalon (as the assignee of SandRidge) that obligates the Trust to pay Avalon an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by Avalon on behalf of the Trust. For its services under the administrative services agreement, Avalon receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. Avalon is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the administrative services agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by Avalon, the date that either Avalon or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of Avalon and (iv) a date mutually agreed by Avalon and the Trustee. Administrative fees paid to SandRidge for the three-month periods ended March 31, 2019 and 2018 totaled $75,000 and $150,000, respectively.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as the assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses.  Any funds loaned by Avalon pursuant to this

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions.  If Avalon loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid in full, with interest, unless Avalon consents to any further distributions. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party.  No such loan from Avalon was outstanding at March 31, 2019 or December 31, 2018.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as overall oil, natural gas and NGL production and inventories in the Permian Basin, economic conditions impacting the energy industry generally, the global political environment, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile and may be subject to significant fluctuations in the future.  In the absence of derivative arrangements, low levels of future production and low commodity prices would reduce the Trust’s revenues and distributable income available to unitholders.

Following the closing of the Sale Transaction, the Trust is highly dependent on Avalon for multiple services, including the operation of the oil and gas wells burdened by the Royalty Interests, remittance of net proceeds from the sale of production from such wells to the Trust, administrative services such as accounting, tax preparation, bookkeeping and information services performed on behalf of the Trust.  Avalon and its affiliates are each recently formed companies with no significant operating history.  Their activities to date have been limited to organizational efforts, assembling a management team, raising capital, developing and implementing its business plan and operating the Underlying Properties. The ability of Avalon and its affiliates to continue operation of the Underlying Properties depends on Avalon’s future financial condition and economic performance, access to capital, and other factors, many of which are out of its control.

6. Subsequent Events

Distribution to Unitholders. On April 25, 2019, the Trust declared a cash distribution of $0.071 per unit covering production for the three-month period from December 1, 2018 to February 28, 2019.  The distribution will be paid on or about May 24, 2019 to record holders as of May 10, 2019.  Distributable income for December 1, 2018 to February 28, 2019 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$4,883
Total revenues	4,883
Expenses
Post-production expenses	8
Production taxes	233
Cash reserves withheld by Trustee (1)	690
Total expenses	931
Distributable income to unitholders	$3,952
Additional cash reserve (2)	190
Distributable income available to unitholders	$3,762
Distributable income per unit (52,500,000 units issued and outstanding)	$0.071

(1) Includes amounts withheld for payment of future Trust administrative expenses.

(2) Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis are intended to help the reader understand the financial condition, results of operations, liquidity and capital resources of SandRidge Permian Trust (the “Trust”). This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2018 Form 10-K.

Overview

The Trust is a statutory trust formed under the Delaware Statutory Trust Act pursuant to a trust agreement, as amended and restated, by and among SandRidge Energy, Inc. (“SandRidge”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).

The Trust holds Royalty Interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in August 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust common units and 13,125,000 Trust subordinated units, which subsequently converted to common units as a result of SandRidge having met its drilling obligation to the Trust in November 2014, to certain wholly-owned subsidiaries of SandRidge.  At October 31, 2018, SandRidge owned 13,125,000 Trust units, or 25% of all Trust units.

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its Trust units to Avalon . The conveyances permitted SandRidge to sell all or any part of its interest in the Underlying Properties, where the Underlying Properties were sold subject to and burdened by the Royalty Interests.  In connection with the transaction (the “Sale Transaction”), Avalon and its affiliates assumed all of SandRidge’s obligations under the conveyances and the trust agreement and the administrative services agreement between SandRidge and the Trust.  In addition, SandRidge assigned its rights to Avalon under the registration rights agreement between SandRidge and the Trust.

As a part of the Sale Transaction, SandRidge and Avalon entered into a transition services agreement whereby SandRidge is providing certain transition services to Avalon, including trust administration services through April 30, 2019.  These services include the preparation and filing of reports in accordance with applicable securities laws (including this Quarterly Report).  As of March 31, 2019, Avalon holds 13,125,000 Trust units, or 25% of all Trust units.

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

The Trust will dissolve and begin to liquidate on March 31, 2031, unless sooner dissolved pursuant to the terms of the trust agreement as described below (earliest to occur of such events, the “Termination Date”) and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to Avalon (as the assignee of SandRidge).  The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis.  Avalon has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date.  The Trust may also dissolve should one of the following events occur prior to March 31, 2031:  (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) the Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved pursuant to the provisions of the Delaware Statutory Trust Act.  In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets (subject to the reconveyance of 50% of the Royalty Interests to Avalon and the right of first refusal described above), either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile and experienced depressed pricing throughout 2016. While oil, natural gas and NGL prices rose during 2017, they fell significantly from September 2018 to January 2019 due to a buildup in inventories and lower global demand before rising again during the three months ended March 31, 2019 as a result of global supply and restraints on trade concerns.  These swings in price further reinforce the volatility of the market for these commodities.  As a result, there can be no assurance that prices for oil, natural gas and NGL will be maintained for any significant period of time.

Properties. As of March 31, 2019, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells, all of which are located in Andrews County, Texas.

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

Trust unitholders are responsible for all federal and state tax liabilities associated with distributions they receive from the Trust.

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests, the prices received for such production and post-production costs (primarily transportation). Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from Avalon.  Information regarding the Trust’s production, pricing and costs for the three-month periods ended March 31, 2019 and 2018 is presented below.

	Three Months Ended March 31,
	2019(1)	2018(2)
Production Data
Oil (MBbls)	109	127
NGL (MBbls)	16	19
Natural gas (MMcf)	51	61
Combined equivalent volumes (MBoe)	134	157
Average daily combined equivalent volumes (MBoe/d)	1.5	1.7
Well Data
Initial and Trust Development Wells producing - average	1,060	1,071
Revenues (in thousands)
Royalty income	$6,257	$6,925
Total revenue	6,257	6,925
Expenses (in thousands)
Post-production expenses	12	12
Production taxes	300	332
Trust administrative expenses	433	548
Cash reserves withheld for current Trust expenses, net of amounts (used) withheld	531	98
Total expenses	1,276	990
Distributable income available to unitholders	$4,981	$5,935
Average Prices
Oil (per Bbl)	$52.41	$49.69
NGL (per Bbl)	$26.22	$24.27
Combined oil and NGL (per Bbl)	$49.09	$46.33
Natural gas (per Mcf)	$1.75	$2.10
Combined equivalent (per Boe)	$46.63	$44.15
Average Prices — including impact of post-production expenses
Natural gas (per Mcf)	$1.52	$1.90
Combined equivalent (per Boe)	$46.54	$44.07
Expenses (per Boe)
Post-production production	$0.09	$0.08
Production taxes	$2.24	$2.12

(1)         Production volumes and related revenues and expenses for the three-month period ended March 31, 2019 (included in Avalon’s February 2019 net revenue distribution to the Trust) represent production from September 1, 2018 to November 30, 2018.

(2)         Production volumes and related revenues and expenses for the three-month period ended March 31, 2018 (included in SandRidge’s February 2018 net revenue distribution to the Trust) represent production from September 1, 2017 to November 30, 2017.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the three-month period ended March 31, 2019 totaled $6.2 million compared to $6.9 million received during the three-month period ended March 31, 2018. The approximate $0.7 million decrease in royalty income consisted of approximately $1.0 million attributable to a decrease in total volumes produced, partially offset by approximately $0.3 million attributable to an increase in prices received.  The average number of producing wells in the three-month period ended March 31, 2019 decreased by 11 from 1,071 wells in the three-month period ended March 31, 2018, since wells that could not produce minerals in commercial quantities due to a continuing decline in production were shut-in.

Expenses

Property Taxes.  There were no property taxes paid during the three months ended March 31, 2019 or March 31, 2018 as the applicable taxes were paid during a prior period.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2019 totaled approximately $0.3 million, or $2.24 per Boe, and were approximately 4.8% of royalty income. Production taxes for the three-month period ended March 31, 2018 totaled approximately $0.3 million, or $2.12 per Boe, and were approximately 4.8% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to Avalon, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended March 31, 2019 totaled approximately $0.4 million compared to approximately $0.5 million for the three-month period ended March 31, 2018.  The decrease during the 2019 period partially relates to the timing of administrative expense payments.

Distributable Income

Distributable income for the three-month period ended March 31, 2019 was $5.0 million, which included a net addition of approximately $0.5 million to the cash reserve for the payment of future Trust expenses, reflecting approximately $0.9 million withheld from the February 2019 cash distribution to unitholders partially offset by approximately $0.4 million used to pay Trust expenses during the period. Distributable income for the three-month period ended March 31, 2018 was $5.9 million, which included a net addition of approximately $0.1 million to the cash reserve for payment of future Trust expenses, reflecting approximately $0.6 million withheld from the February 2018 cash distribution to unitholders partially offset by approximately $0.5 million used to pay Trust expenses during the period.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flow generated from the Royalty Interests and borrowings to fund administrative expenses, including any amounts borrowed under Avalon’s loan commitment described in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, the payment of Trust administrative expenses, establishing reserves (as determined by the Trustee) for future liabilities, the payment of applicable taxes and the payment of expense reimbursements to Avalon for out-of-pocket expenses incurred on behalf of the Trust. The Trust does not have any obligation to pay any costs associated with the operation of the Underlying Properties or the wells located thereon.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 paid to Avalon pursuant to the administrative services agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests during that quarter over the Trust’s expenses for the quarter.  If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including Avalon, to pay such expenses. The Trustee does not intend to lend funds to the Trust.  Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as the assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses.  Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions.  If Avalon loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid in full, with interest, unless Avalon consents to any further distributions.  Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party. No such loan was outstanding at March 31, 2019 or December 31, 2018.

The Trustee intends to withhold the greater of $190,000 or 3.5% of the funds otherwise available for distribution to Trust unitholders each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of approximately $2,275,000, commencing with the distribution payable in the first quarter of 2019. In February 2019, the Trustee withheld $190,000 from the funds otherwise available for distribution to Trust unitholders. The withholding for the distribution to Trust unitholders expected to occur on or before May 24, 2019 is $190,000.

The Trust is highly dependent on Avalon for multiple services, including the operation of the oil and gas wells burdened by the Royalty Interests, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping, regulatory filings and information services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses.  Avalon and its affiliates are each recently formed companies with no significant operating history.  Their activities to date have been limited to organizational efforts, assembling a management team, raising capital, developing and implementing its business plan and operating the Underlying Properties. The ability of Avalon and its affiliates to continue operation of the Underlying Properties depends on Avalon’s future financial condition and economic performance, access to capital, and other factors, many of which are out of its control.

2019 Trust Distributions to Unitholders. On January 24, 2019, the Trust declared a cash distribution of $0.095 per unit covering production for the three-month period from September 1, 2018 to November 30, 2018, payable to record unitholders as of February 8, 2019. The distribution, totaling $5.0 million, was made on February 22, 2019.

Future Trust Distributions to Unitholders. During the three-month production period from December 1, 2018 to February 28, 2019, combined sales volumes were lower than the previous period and the average price received from the sale of oil, natural gas and NGLs attributable to the Royalty Interests decreased as compared to the three-month period ended November 30, 2018.  On April 25, 2019, the Trust declared a cash distribution of $0.071 per unit covering production for the period. The distribution will be paid on or about May 24, 2019 to record unitholders as of May 10, 2019 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$4,883
Total revenues	4,883
Expenses
Post-production expenses	8
Production taxes	233
Cash reserves withheld by Trustee (1)	690
Total expenses	931
Distributable income to unitholders	$3,952
Additional cash reserve (2)	190
Distributable income available to unitholders	$3,762
Distributable income per unit (52,500,000 units issued and outstanding)	$0.071

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined in Item 10(f) of Regulation S-K, the Trust is not required to provide information required by this Item.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of the end of the period covered by this report. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Avalon (as successor to SandRidge).

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the trust agreement, (ii) the administrative services agreement and (iii) the conveyances granting the Royalty Interests, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by Avalon (as successor to SandRidge), including information relating to results of operations, the costs and revenues attributable to the Royalty Interests and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Avalon and its affiliates.

PART II. Other Information

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors contained in Item 1A of the 2018 Form 10-K.

ITEM 6.  Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report:

		Incorporated by Reference				Filed or
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Certificate of Trust of SandRidge Permian Trust	S-1	333-174492	3.1	05/25/2011

3.2	Amended and Restated Trust Agreement of SandRidge Permian Trust, dated August 16, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35274	4.1	08/19/2011

3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Permian Trust, dated June 18, 2012, by the Bank of New York Mellon Trust Company, N.A.	10-Q	001-35274	3.3	08/13/2012

31.1	Section 302 Certification					*

32.1	Section 906 Certification					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDRIDGE PERMIAN TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Trustee

	By:	/s/ Sarah Newell
Sarah Newell
Vice President

Date: May 9, 2019

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