Form 10-Q
period 2019-06-30
SandRidge Permian Trust
filed 2019-08-08
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 8, 2019, 52,500,000 units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended June 30, 2019

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)

(In thousands, except unit data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,169	$2,367
Investment in royalty interests	549,831	549,831
Less: accumulated amortization and impairment	(442,188)	(436,973)
Net investment in royalty interests	107,643	112,858
Total assets	$110,811	$115,225
TRUST CORPUS
Trust corpus, 52,500,000 units issued and outstanding at June 30, 2019 and December 31, 2018	$110,811	$115,225

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Royalty income	$4,901	$7,737	$11,158	$14,662
Total revenues	4,901	7,737	11,158	14,662
Expenses
Post-production expenses	8	11	20	24
Production taxes	233	368	533	700
Franchise taxes	47	47	47	47
Trust administrative expenses	609	124	1,042	672
Cash reserves withheld for current Trust expenses, net of amounts (used) withheld	224	619	755	716
Total expenses	1,121	1,169	2,397	2,159
Distributable income available to unitholders	$3,780	$6,568	$8,761	$12,503
Distributable income per unit (52,500,000 units issued and outstanding)	$0.071	$0.125	$0.166	$0.238

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Trust corpus, beginning of period	$113,190	$123,352	$115,225	$126,168
Amortization of investment in royalty interests	(2,655)	(2,804)	(5,215)	(5,719)
Net cash reserves withheld	224	619	755	716
Distributable income	3,780	6,568	8,761	12,503
Distributions paid to unitholders	(3,728)	(6,562)	(8,715)	(12,495)
Trust corpus, end of period	$110,811	$121,173	$110,811	$121,173

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization of Trust

SandRidge Permian Trust (the “Trust”) is a statutory trust formed under the Delaware Statutory Trust Act pursuant to a trust agreement, as amended and restated (the “Trust Agreement”), by and among SandRidge Energy, Inc. (“SandRidge”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).

The Trust holds Royalty Interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in August 2011 pursuant to the terms set forth in conveyancing documents effective April 1, 2011 (the “Conveyances”). As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust common units and 13,125,000 Trust subordinated units, which subsequently converted to common units as a result of SandRidge having met its drilling obligation to the Trust in November 2014, to certain wholly-owned subsidiaries of SandRidge.  At October 31, 2018, SandRidge owned 13,125,000 Trust units, or 25% of all Trust units.

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its Trust units to Avalon Energy, LLC, a Texas limited liability company (“Avalon”). The Conveyances permitted SandRidge to sell all or any part of its interest in the Underlying Properties, where the Underlying Properties were sold subject to and burdened by the Royalty Interests.  In connection with the transaction (the “Sale Transaction”), Avalon and its affiliates assumed all of SandRidge’s obligations under the Conveyances and the Trust Agreement and the administrative services agreement between SandRidge and the Trust pursuant to which SandRidge and Avalon have provided accounting, tax preparation, bookkeeping and informational services to the Trust (the “Administrative Services Agreement”).  In addition, SandRidge assigned its rights to Avalon under the registration rights agreement between SandRidge and the Trust. As of June 30, 2019, Avalon holds 13,125,000 Trust units, or 25% of all Trust units.

As a part of the Sale Transaction, SandRidge and Avalon entered into a transition services agreement pursuant to which SandRidge provided certain transition services to Avalon, including trust administration services, through April 30, 2019.  The transition services agreement has expired.

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

The Trust will dissolve and begin to liquidate on March 31, 2031, unless sooner dissolved pursuant to the terms of the Trust Agreement as described below (earliest to occur of such events, the “Termination Date”), and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to Avalon (as the assignee of SandRidge).  The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis.  Avalon has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date.  The Trust may also dissolve should one of the following events occur prior to March 31, 2031:  (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) the Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved pursuant to the provisions of the Delaware Statutory Trust Act.  In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets (subject to the reconveyance of 50% of the Royalty Interests to Avalon and the right of first refusal described above), either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the investment in royalty interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value.  If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which is determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market.  The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy.  There were no impairments in the carrying value of the investment in the Royalty Interests during the six-month periods ended June 30, 2019 and 2018.  Material write-downs in subsequent periods may occur if commodity prices decline.  Any impairment would result in a non-cash charge to the trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter.  Distributions cover a three-month production period consisting of the first two months of the most recently ended quarter and the final month of the preceding quarter.  See Note 6 for discussion of the Trust’s quarterly distribution to be paid in August 2019.  A summary of the Trust’s distributions to unitholders during the six-month period ended June 30, 2019 and the year ended December 31, 2018 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2019
First Quarter	September 1, 2018 — November 30, 2018	January 24, 2019	February 22, 2019	$5.0	$0.095
Second Quarter	December 1, 2018 — February 28, 2019	April 25, 2019	May 24, 2019	$3.8	$0.071
Calendar Quarter 2018
First Quarter	September 1, 2017 — November 30, 2017	January 25, 2018	February 23, 2018	$5.9	$0.113
Second Quarter	December 1, 2017 — February 28, 2018	April 26, 2018	May 25, 2018	$6.6	$0.125
Third Quarter	March 1, 2018 — May 31, 2018	July 26, 2018	August 24, 2018	$6.8	$0.129
Fourth Quarter	June 1, 2018 — August 31, 2018	October 25, 2018	November 23, 2018	$6.0	$0.115

4. Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays the Trustee an annual administrative fee, which prior to 2017 was $150,000. The annual fee can be adjusted for inflation by no more than 3% in any year.  The Trustee’s administrative fees paid during the three-month periods ended June 30, 2019 and 2018 totaled approximately $39,000 and $38,000, respectively.  The Trustee’s administrative fees paid during the six-month periods ended June 30, 2019 and 2018 totaled approximately $78,000 and $76,000, respectively.

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

Administrative Services Agreement.  The Trust is party to an Administrative Services Agreement with Avalon (as the assignee of SandRidge) that obligates the Trust to pay Avalon an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by Avalon on behalf of the Trust.  For its services under the Administrative Services Agreement, Avalon receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. Avalon is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the Administrative Services Agreement.  The Administrative Services Agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by Avalon, the date that either Avalon or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of Avalon and (iv) a date mutually agreed by Avalon and the Trustee. Administrative fees paid to Avalon for the three-month period ended June 30, 2019 totaled $75,000.  There were no amounts paid to SandRidge during the three-month period ended June 30, 2018, as the related quarterly administrative fee was paid during a prior period.  During each of the six-month periods ended June 30, 2019 and 2018, the Trust paid administrative fees in the amount of $150,000 to Avalon and SandRidge, respectively.

5. Commitments and Contingencies

Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as the assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses.  Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions.  If Avalon loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid in full, with interest, unless Avalon consents to any further distributions.  Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party.  No such loan from Avalon was outstanding at June 30, 2019 or December 31, 2018.

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

6. Subsequent Events

Distribution to Unitholders. On July 25, 2019, the Trust declared a cash distribution of $0.089 per unit covering production for the three-month period from March 1, 2019 to May 31, 2019.  The distribution will be paid on or about August 23, 2019 to record holders as of August 9, 2019.  Distributable income for March 1, 2019 to May 31, 2019 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$6,050
Total revenues	6,050
Expenses
Post-production expenses	13
Production taxes	283
Cash reserves withheld by Trustee (1)	910
Total expenses	1,206
Distributable income to unitholders	$4,844
Additional cash reserve (2)	190
Distributable income available to unitholders	$4,654
Distributable income per unit (52,500,000 units issued and outstanding)	$0.089

(1) Includes amounts withheld for payment of future Trust administrative expenses.

(2) Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis are intended to help the reader understand the financial condition, results of operations, liquidity and capital resources of SandRidge Permian Trust (the “Trust”). This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2018 Form 10-K. All information regarding operations was provided to the Trustee by Avalon.

Overview

The Trust is a statutory trust formed under the Delaware Statutory Trust Act pursuant to a trust agreement, as amended and restated (the “Trust Agreement”), by and among SandRidge Energy, Inc. (“SandRidge”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).

The Trust holds Royalty Interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in August 2011 pursuant to the terms set forth in conveyancing documents effective April 1, 2011 (the “Conveyances”). As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust common units and 13,125,000 Trust subordinated units, which subsequently converted to common units as a result of SandRidge having met its drilling obligation to the Trust in November 2014, to certain wholly-owned subsidiaries of SandRidge.  At October 31, 2018, SandRidge owned 13,125,000 Trust units, or 25% of all Trust units.

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its Trust units to Avalon Energy LLC, a Texas limited liability company (“Avalon”).  The Conveyances permitted SandRidge to sell all or any part of its interest in the Underlying Properties, where the Underlying Properties were sold subject to and burdened by the Royalty Interests.  In connection with the transaction (the “Sale Transaction”), Avalon and its affiliates assumed all of SandRidge’s obligations under the Conveyances and the Trust Agreement and the administrative services agreement between SandRidge and the Trust pursuant to which SandRidge and Avalon have provided accounting, tax preparation, bookkeeping and informational services to the Trust (the “Administrative Services Agreement”).  In addition, SandRidge assigned its rights to Avalon under the registration rights agreement between SandRidge and the Trust.  As of June 30, 2019, Avalon holds 13,125,000 Trust units, or 25% of all Trust units.

As a part of the Sale Transaction, SandRidge and Avalon entered into a transition services agreement pursuant to which SandRidge provided certain transition services to Avalon, including trust administration services, through April 30, 2019. The transition services agreement has expired.

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

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL.  The markets for these commodities are volatile and experienced depressed pricing throughout 2016. While oil, natural gas and NGL prices rose during 2017, they fell significantly from September 2018 to January 2019 due to a buildup in inventories and lower global demand.  Since that time prices have fluctuated significantly, rising again during the three months ended March 31, 2019 as a result of global supply and restraints on trade concerns and declining during the three months ended June 30, 2019 due to increasing global supply and reduced demand.  These swings in price further reinforce the volatility of the market for these commodities.  As a result, there can be no assurance that prices for oil, natural gas and NGL will be maintained for any significant period of time.

Properties. As of June 30, 2019, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells, all of which are located in Andrews County, Texas.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests, the prices received for such production and post-production costs (primarily transportation).  Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from Avalon.  Information regarding the Trust’s production, pricing and costs for the three-and six-month periods ended June 30, 2019 and 2018 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019(1)	2018(2)	2019(3)	2018(4)
Production Data
Oil (MBbls)	104	121	213	249
NGL (MBbls)	15	17	31	37
Natural gas (MMcf)	46	59	97	120
Combined equivalent volumes (MBoe)	126	149	260	305
Average daily combined equivalent volumes (MBoe/d)	1.4	1.6	1.4	1.7
Well Data
Initial and Trust Development Wells producing - average	1,024	1,065	1,042	1,068
Revenues (in thousands)
Royalty income	$4,901	$7,737	$11,158	$14,662
Total revenue	4,901	7,737	11,158	14,662
Expenses (in thousands)
Post-production expenses	8	11	20	24
Production taxes	233	368	533	700
Franchise taxes	47	47	47	47
Trust administrative expenses	609	124	1,042	672
Cash reserves withheld for current Trust expenses, net of amounts (used) withheld	224	619	755	716
Total expenses	1,121	1,169	2,397	2,159
Distributable income available to unitholders	$3,780	$6,568	$8,761	$12,503
Average Prices
Oil (per Bbl)	$43.59	$59.37	$48.12	$54.41
NGL (per Bbl)	$18.54	$22.75	$22.51	$23.56
Combined oil and NGL (per Bbl)	$40.45	$54.81	$44.89	$50.45
Natural gas (per Mcf)	$2.08	$2.22	$1.91	$2.16
Combined equivalent (per Boe)	$38.75	$52.05	$42.81	$47.99
Average Prices — including impact of post-production expenses
Natural gas (per Mcf)	$1.91	$2.03	$1.70	$1.96
Combined equivalent (per Boe)	$38.69	$51.97	$42.74	$47.92
Expenses (per Boe)
Post-production production	$0.06	$0.08	$0.08	$0.08
Production taxes	$1.85	$2.48	$2.05	$2.30

(1)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2019 (included in Avalon’s May 2019 net revenue distribution to the Trust) represent production from December 1, 2018 to February 28, 2019.

(2)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2018 (included in SandRidge’s May 2018 net revenue distribution to the Trust) represent production from December 1, 2017 to February 28, 2018.

(3)         Production volumes and related revenues and expenses for the six-month period ended June 30, 2019 (included in Avalon’s February 2019 and May 2019 net revenue distribution to the Trust) represent production from September 1, 2018 to February 28, 2019.

(4)         Production volumes and related revenues and expenses for the six-month period ended June 30, 2018 (included in SandRidge’s February 2018 and May 2018 net revenue distribution to the Trust) represent production from September 1, 2017 to February 28, 2018.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the three-month period ended June 30, 2019 totaled $4.9 million compared to $7.7 million received during the three-month period ended June 30, 2018. The approximate $2.8 million decrease in royalty income consisted of approximately $1.1 million attributable to a decrease in total volumes produced and approximately $1.7 million attributable to a decrease in prices received.  The average number of producing wells in the three-month period ended June 30, 2019 decreased by 41 from 1,065 wells in the three-month period ended June 30, 2018, because wells that could not produce minerals in commercial quantities due to a continuing decline in production were shut-in.

Expenses

Property Taxes.  There were no property taxes paid during the three months ended June 30, 2019 or June 30, 2018 as the applicable taxes were paid during a prior period.

Production Taxes.  Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended June 30, 2019 totaled approximately $0.2 million, or $1.85 per Boe, and were approximately 4.8% of royalty income.  Production taxes for the three-month period ended June 30, 2018 totaled approximately $0.4 million, or $2.48 per Boe, and were approximately 4.8% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to Avalon, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity.  Trust administrative expenses for the three-month period ended June 30, 2019 totaled approximately $0.6 million compared to approximately $0.1 million for the three-month period ended June 30, 2018.  The increase during the 2019 period primarily relates to the timing of administrative expense payments.

Distributable Income

Distributable income for the three-month period ended June 30, 2019 was $3.8 million, which included a net addition of approximately $0.2 million to the cash reserve for the payment of future Trust expenses, reflecting approximately $0.8 million withheld from the May 2019 cash distribution to unitholders partially offset by approximately $0.6 million used to pay Trust expenses during the period.  Distributable income for the three-month period ended June 30, 2018 was $6.6 million, which included a net addition of approximately $0.6 million to the cash reserve for payment of future Trust expenses, reflecting approximately $0.8 million withheld from the February 2018 cash distribution to unitholders partially offset by approximately $0.2 million used to pay Trust expenses during the period.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenues

Royalty Income. Royalty income received during the six-month period ended June 30, 2019 totaled $11.1 million compared to $14.7 million received during the six-month period ended June 30, 2018.  The approximate $3.6 million decrease in royalty income consisted of approximately $2.2 million attributable to a decrease in total volumes produced and approximately $1.4 million attributable to a decrease in prices received.  The average number of producing wells in the six-month period ended June 30, 2019 decreased by 26 from 1,068 wells in the six-month period ended June 30, 2018, because wells that could not economically produce due to continued declining production were shut-in.

Expenses

Property Taxes. There were no property taxes paid during the six months ended June 30, 2019 or June 30, 2018 as the applicable taxes were paid during a prior period.

Production Taxes. Production taxes for the six-month period ended June 30, 2019 totaled approximately $0.5 million, or $2.05 per Boe, and were approximately 4.8% of royalty income. Production taxes for the six-month period ended June 30, 2018 totaled approximately $0.7 million, or $2.30 per Boe, and were approximately 4.8% of royalty income.

Trust Administrative Expenses. Trust administrative expenses for the six-month period ended June 30, 2019 totaled approximately $1.0 million compared to approximately $0.7 million for the six-month period ended June 30, 2018.  The increase during the 2019 period primarily relates to the timing of administrative expense payments.

Distributable Income. Distributable income for the six-month period ended June 30, 2019 was $8.8 million, which included a net addition of approximately $0.8 million to the cash reserve for payment of future Trust expenses, reflecting approximately $1.8 million withheld in aggregate from the February 2019 and May 2019 cash distributions to unitholders partially offset by approximately $1.0 million used to pay Trust expenses during the period. Distributable income for the six-month period ended June 30, 2018 was $12.5 million, which included a net addition of approximately $0.7 million to the cash reserve for payment of future Trust expenses, reflecting approximately $1.4 million withheld in aggregate from the February 2018 and May 2018 cash distributions to unitholders partially offset by approximately $0.7 million used to pay Trust expenses during the period.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 paid to Avalon pursuant to the Administrative Services Agreement.  Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests during that quarter over the Trust’s expenses for the quarter.  If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including Avalon, to pay such expenses. The Trustee does not intend to lend funds to the Trust.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as the assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses.  Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions.  If Avalon loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid in full, with interest, unless Avalon consents to any further distributions.  Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party. No such loan was outstanding at June 30, 2019 or December 31, 2018.

Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee has withheld, and in the future intends to withhold, the greater of $190,000 or 3.5% of the funds otherwise available for distribution to Trust unitholders each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of approximately $2,275,000,. In February and May 2019, the Trustee withheld an aggregate of $380,000 from the funds otherwise available for distribution to Trust unitholders. The withholding related to the distribution to Trust unitholders that is expected to occur on or before August 23, 2019 is $190,000.

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

2019 Trust Distributions to Unitholders. During the six-month period ended June 30, 2019, the Trust’s distributions to unitholders were as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2019
First Quarter	September 1, 2018 — November 30, 2018	January 24, 2019	February 22, 2019	$5.0	$0.095
Second Quarter	December 1, 2018 — February 28, 2019	April 25, 2019	May 24, 2019	$3.8	$0.071

Future Trust Distributions to Unitholders. During the three-month production period from March 1, 2019 to May 31, 2019, combined sales volumes were lower than the previous period and the average price received per Boe from the sale of oil, natural gas and NGLs attributable to the Royalty Interests increased as compared to the three-month period ended February 28, 2019.  On July 25, 2019, the Trust declared a cash distribution of $0.089 per unit covering production for the period. The distribution will be paid on or about August 23, 2019 to record unitholders as of August 9, 2019 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$6,050
Total revenues	6,050
Expenses
Post-production expenses	13
Production taxes	283
Cash reserves withheld by Trustee (1)	910
Total expenses	1,206
Distributable income to unitholders	$4,844
Additional cash reserve (2)	190
Distributable income available to unitholders	$4,654
Distributable income per unit (52,500,000 units issued and outstanding)	$0.089

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Avalon and its affiliates.

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

Date: August 8, 2019

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