Form 10-K
period 2019-12-31
SandRidge Permian Trust
filed 2020-03-13
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-35274

SANDRIDGE PERMIAN TRUST
(Exact name of registrant as specified in its charter)

Delaware	45-6276683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee 601 Travis Street, 16th Floor, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(512) 236-6555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units of Beneficial Interest	PER	New York Stock Exchange

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

The aggregate market value of Common Units of Beneficial Interest of the Trust held by non-affiliates on June 28, 2019 (the last business day of its most recently completed second quarter) was approximately $71.66 million based on the closing price as quoted on the New York Stock Exchange.

As of March 10, 2020, 52,500,000 Common Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

SANDRIDGE PERMIAN TRUST

2019 ANNUAL REPORT ON FORM 10-K

ii

INTRODUCTION

All references to “we,” “us,” “our,” or the “Trust” refer to SandRidge Permian Trust. References to “SandRidge” refer to SandRidge Energy, Inc., and where the context requires, its subsidiaries. The royalty interests conveyed by SandRidge from its interests in specified oil and natural gas properties located in the Permian Basin in Andrews County, Texas (also referred to as the “Underlying Properties”) and held by the Trust are referred to as the “Royalty Interests.” As disclosed elsewhere in this Form 10-K, on November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its outstanding common units of the Trust to Avalon Energy, LLC, a Texas limited liability company. Avalon Energy, LLC is an affiliate of Avalon Exploration and Production LLC, a Texas limited liability company, and Avalon TX Operating, LLC, a Texas limited liability company that is the operator of all of the wells burdened by the Royalty Interests. Avalon Energy, LLC, Avalon Exploration and Production, LLC and Avalon TX Operating are collectively referred to herein as “Avalon.” This report includes terms commonly used in the oil and natural gas industry, which are defined in the Glossary of Oil and Natural Gas Terms below.

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

Boe/d. Barrels of oil equivalent per day.

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

Net wells.  The sum of the fractional working interests owned in gross wells.

iii

Net revenue interests.  A share of production after all burdens, such as royalties and overriding royalty interests, have been deducted from the working interest.

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

iv

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

v

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about the Trust, Avalon and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and “Risk Factors” in Item 1A and elsewhere herein regarding the proved oil, natural gas and NGL reserves associated with the Underlying Properties, the Trust’s or Avalon’s future financial position, business strategy, project costs and plans and objectives for future operations, information regarding costs and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of this report, which could affect the future results of the energy industry in general, and the Trust and Avalon in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Avalon’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

vi

PART I

Item 1. Business

General

SandRidge Permian Trust is a statutory trust formed under the Delaware Statutory Trust Act pursuant to a trust agreement, as amended and restated, by and among SandRidge, as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”) (such amended and restated trust agreement, as amended to date, the “Trust Agreement”) in May 2011. The Trust’s affairs are administered by the Trustee, which maintains its offices at 601 Travis Street, 16th Floor, Houston, Texas 77002. The Trust does not have any employees.

Copies of reports filed by the Trust under the Exchange Act are available to Trust unitholders and the public promptly after such materials are filed with or furnished to the Securities and Exchange Commission (“SEC”) by accessing the EDGAR system maintained by the SEC at www.sec.gov/edgar. Certain information concerning the Trust and Trust units as well as a link to the Trust’s filings with the SEC may be obtained at the following website location: www.businesswire.com/cnn/per.htm. The Trust will also provide electronic or paper copies of its filings free of charge upon request to the Trustee.

Formation and Structure. The Trust was formed to own Royalty Interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”) conveyed by SandRidge to the Trust pursuant to the terms set forth in conveyancing documents effective April 1, 2011 (the “Conveyances”) concurrent with the initial public offering and sale of 34,500,000 of the Trust’s common units (“Common Units”) in August 2011 (the “Offering”). As consideration for conveyance of the Royalty Interests, the Trust remitted the net proceeds of the offering, along with 4,875,000 Common Units and 13,125,000 unregistered subordinated units of the Trust (“Subordinated Units”), to certain wholly owned subsidiaries of SandRidge. The Common Units and the Subordinated Units are collectively referenced in this Form 10-K as the “Trust units”.

The Royalty Interests entitle the Trust to receive (a) 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas and NGL production attributable to the net revenue interest of SandRidge in 517 oil and natural gas wells drilled and completed as of April 1, 2011 on the Underlying Properties, including 21 wells awaiting Completion at that time (the “Initial Wells”), and (b) 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas and NGL production attributable to the net revenue interest in 888 development wells drilled and completed by an affiliate of SandRidge pursuant to the terms of a development agreement between the Trust and SandRidge (the “Trust Development Wells”) within an area of mutual interest (“AMI”) designated in the development agreement. The development agreement obligated SandRidge to drill and complete the Trust Development Wells by March 31, 2016. SandRidge fulfilled this obligation in November 2014, and, as a result, the development agreement terminated and the Subordinated Units issued to SandRidge were converted to Common Units in January 2016 pursuant to the terms of the Trust Agreement.

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all Common Units which it owned to Avalon Energy, LLC, a Texas limited liability company. In connection with this transaction (the “Sale Transaction”), Avalon Exploration and Production LLC, an affiliate of Avalon Energy, LLC, assumed all of SandRidge’s obligations under the Trust Agreement and the administrative services agreement between SandRidge and the Trust (as further described below). Avalon Energy, LLC and Avalon Exploration and Production LLC are collectively referred to as “Avalon” in this report. As a part of the Sale Transaction, SandRidge and Avalon entered into a transition services agreement whereby SandRidge provided certain transition services to Avalon, including trust administration services, through April 30, 2019. The transition services agreement has expired. At December 31, 2019, Avalon owned 13,125,000 Common Units, or 25% of all issued and outstanding Trust units.

As was the case with SandRidge prior to the Sale Transaction, pursuant to the terms of the Conveyances, Avalon is obligated to act in good faith and as a reasonably prudent operator under the same or similar circumstances as it would if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such properties (the “Reasonably Prudent Operator Standard”). The Conveyances generally permit Avalon to sell all or any part of its interest in the Underlying Properties, if the Underlying Properties are sold subject to and burdened by the Royalty Interests.

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, any operating or capital costs related to the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. However, the Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and natural gas operations or other activities with respect to the Underlying Properties. The Trust Agreement generally limits the Trust’s business activities to owning the Royalty Interests and certain activities reasonably related thereto, including activities required or permitted by the terms of the Conveyances related to the Royalty Interests.

The Trust will dissolve and begin to liquidate on March 31, 2031 (the “Termination Date”), unless sooner dissolved pursuant to the terms of the Trust Agreement as described below and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to Avalon. The remaining 50% of the Royalty Interests will be sold at that time, and the net proceeds of the sale, as well as any remaining Trust cash reserves, will be distributed to the unitholders on a pro rata basis, subject to Avalon's right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. The Trust may also dissolve should one of the following events occur prior to the Termination Date: (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) the Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved pursuant to the Delaware Statutory Trust Act. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets (subject to Avalon’s right of first refusal to purchase the Royalty Interests retained by the Trust as of the date of such event), either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

The Trust is highly dependent on Avalon for multiple services, including: (a) the operation of the Underlying Properties and wells located thereon; (b) the marketing and sale of hydrocarbon production from the wells; (c) the remittance of net proceeds from the sale of production from wells burdened by the Royalty Interests to the Trust; (d) administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust; and (e) the preparation and filing of reports the Trust is or may be required to prepare and/or file in accordance with applicable tax and securities laws, exchange listing rules and other requirements. The ability to operate the Underlying Properties depends on Avalon’s future financial condition and economic performance, access to capital, and other factors, many of which are out of Avalon’s control. If the reduced demand for crude oil in the global market resulting from the economic effects of the coronavirus pandemic and the recent reduction in the benchmark price of crude oil persist for the near term or longer, such factor are likely to have a negative impact on Avalon’s financial condition. This negative impact could affect Avalon’s ability to operate the wells and provide services to the Trust.

Income Tax Considerations. The Trust is treated as a partnership for federal and applicable state income tax purposes, and Trust unitholders are treated as partners in that partnership for such purposes. For United States (“U.S.”) federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership typically is treated in the same manner as it is for U.S. federal income tax purposes. Each partner is required to take into account his or her share of items of income, gain, loss, deduction and credit of the partnership in computing his or her federal income tax liability, regardless of whether cash distributions are made to him or her by the partnership. Distributions by a partnership to a partner generally are not taxable to the partner (but instead reduce tax basis but not below zero) unless the amount of cash distributed to such partner is in excess of the partner’s adjusted tax basis in his or her partnership interest. To date, the Trust has distributed an amount of cash to Trust unitholders in excess of their cash contributions made at the time of the initial public offering of Common Units.

The Trust’s activities occur solely in Texas and, as a result, the Trust is deemed to have “nexus” under the Texas franchise tax laws. Therefore, the Trust is required to pay Texas franchise tax each year at a maximum effective rate (subject to changes in the statutory rate) of 0.1655% of all gross income.

Agreements with Avalon

In conjunction with the conveyance of the Royalty Interests to the Trust, the Trust entered into the following agreements with SandRidge and/or one of its wholly-owned subsidiaries, which agreements were subsequently assigned to Avalon in connection with the Sale Transaction:

Administrative Services Agreement. The Trust is a party to an administrative services agreement with Avalon, as assignee of SandRidge (the “Administrative Services Agreement”), that obligates the Trust to pay Avalon an annual administrative services fee in the amount of $300,000, payable quarterly, for accounting, tax preparation, bookkeeping and informational services to be performed by Avalon on behalf of the Trust. Avalon is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services provided under this agreement. In connection with the Sale Transaction, Avalon assumed the responsibility to provide such services to the Trust under the terms of the Administrative Services Agreement effective November 1, 2018.

The Administrative Services Agreement will terminate on the earliest to occur of: (a) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement; (b) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust; (c) pertaining to administrative services being provided by Avalon, the date that either Avalon or the Trustee may designate by delivering written notice no less than 90 days prior to such date, provided that Avalon cannot terminate the agreement except in connection with the transfer of some or all of the Underlying Properties and the transferee thereof assuming responsibility to perform the services in place of Avalon; and (d) a date mutually agreed by Avalon and the Trustee.

Registration Rights Agreement. The Trust entered into a registration rights agreement for the benefit of SandRidge and certain of its affiliates and transferees, pursuant to which the Trust agreed to register the offering of unregistered Trust units, now held by Avalon, upon request. Upon the closing of the Sale Transaction, Avalon assumed the rights and obligations of SandRidge under the registration rights agreement. Specifically, the Trust agreed:

•	to use its reasonable best efforts to file a registration statement, including, if so requested, a shelf registration statement, with the SEC within 45 days of receipt of a notice requesting the filing of a registration statement from Avalon;

•	to use its reasonable best efforts to cause the registration statement or shelf registration statement to be declared effective under the Securities Act as promptly as practicable after the filing thereof; and

•	to continuously maintain the effectiveness of the registration statement under the Securities Act for 90 days (or continuously if a shelf registration statement is requested) after the effectiveness thereof or until the Trust units covered by the registration statement have been sold pursuant to such registration statement or until all registrable Trust units:

•	have been sold pursuant to Rule 144 under the Securities Act if the transferee thereof does not receive “restricted securities”;

•	have been sold in a private transaction in which the transferor’s rights under the registration rights agreement are not assigned to the transferee of the Trust units; or

•	become eligible for resale pursuant to Rule 144 (or any similar rule then in effect under the Securities Act).

The holders will have the right to require the Trust to file no more than five registration statements in aggregate, one of which has been filed to date on behalf of SandRidge. The Trust does not bear any expenses associated with such transactions.

Trust Agreement

The Trust Agreement provides that the Trust’s business activities are generally limited to owning the Royalty Interests and administrative activities related thereto as set forth in the Trust Agreement, including activities required or permitted by the terms of the Conveyances related to the Royalty Interests. The Trust is not permitted to acquire other oil and natural gas properties or royalty interests and is not able to issue any additional Trust units.

The beneficial interest in the Trust is divided into 52,500,000 Trust units, which now consist solely of Common Units. Each Trust unit represents an equal undivided beneficial interest in the property of the Trust.

Amendment of the Trust Agreement generally requires the vote of holders of (i) a majority of the Trust units (excluding Trust units owned by Avalon) and (ii) a majority of the Trust units (including Trust units owned by Avalon), in each case voting in person or by proxy at a meeting of such unitholders at which a quorum is present. At any time that Avalon owns less than 10% of the total Trust units outstanding, however, the standard for approval will be the vote of the holders of a majority of the Trust units, including Trust units owned by Avalon, voting in person or by proxy at a meeting of the unitholders at which a quorum is present. Abstentions and broker non-votes will not be deemed to be a vote cast. However, no amendment may:

•	increase the power of the Trustee to engage in business or investment activities;

•	alter the rights of the Trust unitholders as among themselves; or

•	permit the Trustee to distribute the Royalty Interests in kind.

Amendments to the Trust Agreement’s provisions addressing the following matters may not be made without Avalon’s consent:

•	dispositions of the Trust’s assets;

•	indemnification of the Trustee;

•	reimbursement of out-of-pocket expenses of Avalon when acting as the Trust’s agent;

•	termination of the Trust; and

•	amendments of the Trust Agreement.

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

The Trustee’s principal duties consist of:

•	collecting cash proceeds attributable to the Royalty Interests;

•	paying expenses, charges and obligations of the Trust from the Trust’s assets;

•	making cash distributions to the Trust unitholders in accordance with the Trust Agreement;

•	causing to be prepared and distributed a Schedule K-1 for each Trust unitholder and preparing and filing tax returns on behalf of the Trust; and

•	causing to be prepared and filed reports required to be filed under the Exchange Act and under the rules of any securities exchange or quotation system on which the Trust units are listed or admitted to trading.

Avalon provides, and SandRidge provided prior to the Sale Transaction, administrative and other services to the Trust in fulfillment of certain of the foregoing duties, pursuant to the terms of the Administrative Services Agreement. SandRidge performed these services on behalf of, and in conjunction with, Avalon pursuant to the terms of the transition services agreement, which terminated on April 30, 2019.

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

In carrying out its powers and performing its duties to Trust unitholders, the Trustee may act directly or in its discretion (at the expense of the Trust) through agents pursuant to agreements entered into with any of them, and the Trustee will be liable to the Trust unitholders only for its own willful misconduct, acts or omissions made in bad faith, gross negligence, or taxes, fees or other charges based on any fees, commissions or compensation received by it in connection with any of the transactions contemplated by the Trust Agreement. The Trustee will not be liable for any act or omission of its agents unless the Trustee acted with willful misconduct, bad faith or gross negligence in its selection and retention of such agents. The Trustee and its affiliates, as well as each of its agents (including Avalon when acting in its capacity as an agent), will be indemnified and held harmless by, and receive reimbursement from, the Trust against and from any liability or cost that it incurs individually in the administration of the Trust, except in cases of willful misconduct, bad faith or gross negligence. The Trustee has a lien on the assets of the Trust as security for this indemnification and its compensation earned as Trustee. Trust unitholders will not be liable to the Trustee for any indemnification. The Trustee ensures that all contractual liabilities of the Trust are limited to the assets of the Trust. The Trustee has not loaned and does not intend to lend funds to the Trust.

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

Trustee’s Power to Sell Royalty Interests. The Trustee may sell the Royalty Interests under any of the following circumstances:

•	the sale is requested by Avalon in accordance with the provisions of the Trust Agreement; or

•	the sale is approved by the vote of the holders of (i) a majority of the Trust units (excluding Trust units owned by Avalon) and (ii) a majority of the Trust units (including Trust units owned by Avalon), in each case voting in person or by proxy at a meeting of such holders at which a quorum is present; except that at any time that Avalon owns less than 10% of the total Trust units outstanding, the standard for approval will be the vote of the holders of a majority of the Trust units, including Trust units owned by Avalon, voting in person or by proxy at a meeting of such holders at which a quorum is present.

Upon dissolution of the Trust, the Trustee must sell those Royalty Interests that do not revert automatically to Avalon pursuant to the terms of the Trust Agreement. No Trust unitholder approval is required in this event.

The Trustee will distribute the net proceeds from any sale of the Royalty Interests and other assets to the Trust unitholders after payment or reasonable provision for payment of all liabilities of the Trust, including any amounts owed to its agents (including Avalon acting in such capacity).

Permitted Amendments. The Trustee may amend or supplement the Trust Agreement, the conveyances, the Administrative Services Agreement, or the registration rights agreement, without the approval of the Trust unitholders, to cure ambiguities, to correct or supplement defective or inconsistent provisions, to grant any benefit to all Trust unitholders, to evidence or implement any changes required by applicable law, or to change the name of the Trust; provided, however, that any such supplement or amendment does not adversely affect the interests of the Trust unitholders. Furthermore, the Trustee, acting alone, may amend the Administrative Services Agreement without the approval of Trust unitholders if such amendment would not increase the cost or expense of the Trust or create an adverse economic impact on the Trust unitholders.

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

Distributions

The Trustee makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property taxes and Texas franchise taxes, and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Each distribution covers production for a three-month period. The amount of Trust revenues and cash distributions to Trust unitholders depends on:

•	oil, natural gas and NGL prices received;

•	volume of oil, natural gas and NGL produced and sold;

•	post-production costs (which includes internal costs and third person costs incurred by Avalon) and any applicable taxes; and

•	the Trust’s general and administrative expenses.

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

The Trust Agreement provides that, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms’ length transaction between Avalon and an unaffiliated third party. If Avalon provides such funds to the Trust, Avalon may permit the Trust to make distributions prior to Avalon being repaid for such loan. In addition, Avalon would become a creditor of the Trust and its interest as a creditor could conflict with the interests of other Trust unitholders. The Trust did not borrow funds from SandRidge, and to date, the Trust has not borrowed funds from Avalon.

Properties

As of December 31, 2019, 2018 and 2017, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells and (b) 856 additional wells (equivalent to 888 Trust Development Wells under the development agreement) that were drilled and perforated for Completion between April 1, 2011 and December 31, 2014. SandRidge was credited for having drilled one full Trust Development Well if a well was drilled and perforated for Completion to the Grayburg/San Andres formation and SandRidge’s net revenue interest in the well was equal to 69.3%. For wells in which SandRidge had a net revenue interest equal to or greater than 69.3%, SandRidge received proportionate credit for such well. The wells are located on properties situated in the greater Fuhrman-Mascho field, a field in Andrews County, Texas, that produces primarily oil from the Grayburg/San Andres formation in the Permian Basin.

Proved Reserves. The following estimates of net proved oil, natural gas and NGL reserves are based on reserve reports prepared by Netherland, Sewell & Associates, Inc. (“Netherland Sewell”), independent petroleum engineers. The PV-10 and Standardized Measure shown in the table below are not intended to represent the current value of estimated oil, natural gas and NGL reserves attributable to the Royalty Interests as of the dates shown. The reserve reports as of December 31, 2019, 2018 and 2017 were based on the average price during the 12-month periods ended December 31, 2019, 2018 and 2017, using first-day-of-the-month prices for each month. Refer to “Risk Factors” in Item 1A of this report and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report in evaluating the reserve information presented below.

Avalon provides, and SandRidge provided prior to the Sale Transaction, certain services respecting the estimation of net proved oil, natural gas and NGL reserves to the Trust pursuant to the terms of the Administrative Services Agreement. SandRidge performed these services on behalf of, and in conjunction with, Avalon pursuant to the terms of the transition services agreement, until April 30, 2019 (the date on which such agreement terminated). Consistent with past practice, the process begins with an Avalon staff reservoir engineer collecting and verifying all pertinent data, including but not limited to well test data, production data, historical pricing, cost information, property ownership interests, reservoir data, and geosciences data. This data was reviewed by various levels of Avalon management for accuracy, before consultation with the independent petroleum engineers. Members of Avalon management, including its staff reservoir engineer, regularly consulted with the independent petroleum engineers during the reserve estimation process to review properties, assumptions, and any new data available. The internal reserve estimates completed and methodologies used by Avalon were compared to the independent petroleum engineers’ estimates and conclusions before the reserve estimates were included in the independent petroleum engineers’ reports. Additionally, members of Avalon’s senior management reviewed and approved the reserve reports contained herein.

Internal Controls. Avalon’s Vice President - Petroleum Engineering is the technical person primarily responsible for overseeing the preparation of the Trust’s reserve estimates on behalf of the Trustee. He has a Bachelor of Science degree in Civil Engineering with over 40 years of practical industry experience, including estimating and evaluating reserve information. In addition, he has been a certified professional engineer in the State of Texas since July 1983 and a member of the Society of Petroleum Engineers since 1975.

In order to ensure the reliability of reserves estimates, Avalon’s internal controls observed within the reserve estimation process included:

•	No employee’s compensation is tied to the amount of reserves booked.

•	Reserves estimates are prepared by experienced reservoir engineers or under their direct supervision.

•	The Vice President - Petroleum Engineering reports directly to Avalon’s President.

•	Avalon management follows comprehensive SEC-compliant internal policies to determine and report proved reserves including:

•	confirming that reserve estimates include all applicable properties and are based upon proper working and net revenue interests;

•	reviewing and using in the estimation process data provided by other departments within Avalon, such as Accounting; and

•	comparing and reconciling internally generated reserve estimates to those prepared by third parties.

The independent petroleum engineers estimated all of the proved reserve information in these reserve reports in accordance with the definitions and guidelines of the SEC and in conformity with the Accounting Standards Codification Topic 932, Extractive Activities-Oil and Gas. Neither Netherland Sewell nor any officer or employee of Avalon owns an interest in any of the Underlying Properties, nor are they employed on a contingent basis. The qualifications of Netherland Sewell’s technical personnel primarily responsible for overseeing the preparation of the Trust’s reserves estimates included in this report include the following:

•	practicing consulting petroleum engineering since 2013 and over 14 years of prior industry experience;

•	licensed professional engineers in the State of Texas; and

•	a Bachelor of Science Degree in Chemical Engineering.

These qualifications meet or exceed the Society of Petroleum Engineers’ standard requirements to be a professionally qualified Reserve Estimator and Auditor.

Reporting of Natural Gas Liquids. Natural gas liquids, or NGL, are produced as a result of the processing of a portion of the Trust’s natural gas production stream. At December 31, 2019, NGL constituted approximately 9% of the Trust’s total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where contracts are in place for the extraction and separate sale of NGL. NGL are products sold by the gallon. In reporting proved reserves and production of NGL, production and reserves have been included in barrels. The extraction of NGL in the processing of natural gas reduces the volume of natural gas available for sale. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGL.

A summary of the Trust’s proved oil, natural gas and NGL reserves, all of which are located in the State of Texas, is presented below:

	December 31,
Estimated Proved Reserves(1)	2019	2018	2017
Developed
Oil (MBbls)	3,918.7	4,567.5	4,999.9
NGL (MBbls)	411.5	691.8	758.9
Natural gas (MMcf)	1,359.1	2,163.8	2,544.4
Total proved developed (MBoe)(2)	4,556.8	5,619.9	6,182.9

Undeveloped(3)
Oil (MBbls)	—	—	—
NGL (MBbls)	—	—	—
Natural gas (MMcf)	—	—	—
Total proved undeveloped (MBoe)(2)	—	—	—

Total Proved
Oil (MBbls)	3,918.7	4,567.5	4,999.9
NGL (MBbls)	411.5	691.8	758.9
Natural gas (MMcf)	1,359.1	2,163.8	2,544.4
Total proved (MBoe)(2)	4,556.8	5,619.9	6,182.9

PV-10 (in millions)(4)	$104.0	$135.7	$123.2
Standardized Measure of Discounted Net Cash Flows (in millions)(5)	$103.8	$135.5	$123.0

(1)	Determined using a 12-month average of the first-day-of-the-month index price without giving effect to derivative transactions. The prices used in the reserve report yield weighted average wellhead prices, which are based on first-day-of-the-month index prices and adjusted for transportation and regional price differentials. The index prices and the equivalent weighted average wellhead prices are shown in the table below.

	Weighted average wellhead prices			Index prices
	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)	Oil (per Bbl)	Natural gas (per Mcf)
December 31, 2019	$51.58	$19.55	$0.88	$55.85	$2.58
December 31, 2018	$59.12	$24.91	$1.89	$65.56	$3.10
December 31, 2017	$47.70	$20.07	$2.13	$51.34	$2.98

(2)	Barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, which approximates the relative energy content of oil as compared to natural gas.

(3)	Royalty Interests conveyed to the Trust by Avalon were in proved properties only.

(4)	PV-10 is the present value of estimated future net revenue to be generated from the production of proved reserves, discounted at 10% per annum to reflect timing of future cash flows and calculated without deducting future income taxes. PV-10 is a non-GAAP financial measure and generally differs from standardized measure of discounted net cash flows, or Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. Neither PV-10 nor Standardized Measure are intended to represent an estimate of fair market value of the Royalty Interests. PV-10 is used by the industry as an arbitrary reserve asset value measure to compare the relative size and value of the proved reserves held by companies without regard to the specific tax characteristics of such entities. The following table provides a reconciliation of Standardized Measure to PV-10:

	December 31,
	2019	2018	2017
	(in millions)
Standardized Measure of Discounted Net Cash Flows (4)	$103.8	$135.5	$123.0
Present value of future income tax discounted at 10%	0.2	0.2	0.2
PV-10	$104.0	$135.7	$123.2

(5)	Standardized Measure represents the present value of estimated future cash inflows from proved oil, natural gas and NGL reserves, less future development and production costs, and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as are used to calculate PV-10. Standardized Measure differs from PV-10 as Standardized Measure includes the effect of future income taxes.

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

Existing economic conditions include prices and costs at which hydrocarbons can be economically produced from a known reservoir. In determining the amount of proved reserves, the price used must be the average price during the 12-month period prior to the ending date of the period covered by the reserve report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Proved Undeveloped Reserves.

SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by March 31, 2016. SandRidge fulfilled its drilling obligation to the Trust in November 2014, and neither SandRidge nor Avalon has any future drilling obligations to the Trust. Accordingly, the Trust has not had any proved undeveloped reserves since December 31, 2014 and will not have any proved undeveloped reserves in the future.

Production and Price History

The following tables set forth information regarding the net oil, natural gas and NGL production attributable to the Royalty Interests and certain price and cost information for each of the periods indicated.

	Year Ended December 31,
	2019 (1)	2018 (2)	2017 (3)
Production Data
Oil (MBbls)	414	485	584
NGL (MBbls)	57	72	83
Natural gas (MMcf)	181	227	281
Combined equivalent volumes (MBoe)(4)	501	595	714
Average daily combined equivalent volumes (MBoe/d)	1.4	1.6	2.0

Average Prices
Oil (per Bbl)	$50.77	$56.96	$45.44
NGL (per Bbl)	$20.00	$24.16	$19.27
Combined oil and NGL (per Bbl)	$47.06	$52.70	$42.18
Natural gas (per Mcf)	$1.22	$1.91	$2.30
Combined equivalent (per Boe)	$44.66	$50.08	$40.33
Average Prices - including impact of post-production expenses
Natural gas (per Mcf)	$0.95	$1.71	$2.10
Combined equivalent (per Boe)	$44.56	$50.00	$40.24

Expenses (per Boe)
Post-production	$0.10	$0.08	$0.08
Production taxes	$2.12	$2.39	$1.93
Total expenses	$2.22	$2.47	$2.01

(1)	Production volumes and related revenues and expenses for the year ended December 31, 2019 (included in 2019 net revenue distributions to the Trust) represent production from September 1, 2018 to August 31, 2019.
(2)	Production volumes and related revenues and expenses for the year ended December 31, 2018 (included in 2018 net revenue distributions to the Trust) represent production from September 1, 2017 to August 31, 2018.
(3)	Production volumes and related revenues and expenses for the year ended December 31, 2017 (included in 2017 net revenue distributions to the Trust) represent production from September 1, 2016 to August 31, 2017.
(4)	Barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, which approximates the relative energy content of oil as compared to natural gas.

Productive Wells

The following table sets forth as of December 31, 2019 the number of productive wells burdened by the Royalty Interests. Productive wells consist of producing wells and wells capable of producing. Gross wells are the total number of producing wells burdened by the Royalty Interests and net wells are the sum of the Trust’s fractional Royalty Interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Productive Wells	1,035	565	—	—	1,035	565

Developed and Undeveloped Acreage

As of December 2014, SandRidge had drilled and perforated for completion 888 equivalent Trust Development Wells, thus fulfilling its drilling obligation. Accordingly, the AMI terminated effective December 2014, and no undeveloped acreage constituting a part of the Underlying Properties exists.

Drilling Activity

There were no wells drilled or completed during 2019 or 2018, and there were no wells to be drilled or awaiting completion at December 31, 2019 or 2018.

Marketing and Customers

Avalon has the responsibility to market, or cause to be marketed, the oil, natural gas and NGL production attributable to the Underlying Properties and is not permitted to charge any marketing fees when determining the net proceeds upon which the royalty payments are calculated, except for marketing fees and costs of non-affiliates. SandRidge performed these services on behalf of, and in conjunction with, Avalon during the first four months of 2019 pursuant to the terms of the transition services agreement, which terminated on April 30, 2019. As a result, the net proceeds to the Trust from the sales of oil, natural gas and NGL production from the Underlying Properties for the years ended December 31, 2019 and 2018 are determined based on the same price (net of post-production costs) that Avalon received for oil, natural gas and NGL production attributable to its interest in the Underlying Properties.

During each of 2019 and 2018, two customers individually accounted for more than 10% of total revenue attributable to the Royalty Interests. The number of readily available purchasers for the production from the Underlying Properties reduces the risk that the loss of a single customer in the area in which Avalon sells oil, natural gas and NGL production from the Underlying Properties would materially affect the Trust’s revenue. See the table below for additional information on Avalon’s major customers for production from the Underlying Properties from January 1, 2018 to October 31, 2019.

	Sales	% of Revenue
	(in thousands)
2019
Enterprise Crude Oil LLC	$17,063	81.2%
ConocoPhillips Company	$3,951	18.8%
2018
Enterprise Crude Oil LLC	$22,685	76.0%
ConocoPhillips Company	$4,917	16.5%

In October 2019, Avalon entered into a crude oil purchasing agreement with Ace Gathering Inc., a Texas corporation doing business as Ace Energy Solutions (“ACE”). Pursuant to the terms of the contract, Avalon is required to deliver all crude oil produced from wells it operates, including the Underlying Properties, beginning November 1, 2019. As a result, all production from the Underlying Properties is committed to ACE under the contract through December 31, 2021. The price for each barrel of crude oil delivered under the contract is NYMEX West Texas Intermediate averaged over the month of delivery, subject to certain adjustments as set forth in the contract. Avalon entered into this contract, together with an agreement whereby Avalon can purchase condensate from ACE to use in its well workover program, in order to maximize the price of production, as well as the transparency of pricing, from the Underlying Properties and other properties operated by Avalon. Transportation of crude oil sold by Avalon will continue to utilize existing pipeline systems and suppliers, including Enterprise Crude Oil LLC and ConocoPhillips Company.

Title to Properties

The Underlying Properties are subject to certain burdens that are described in more detail below. To the extent that these burdens and obligations affect the rights of Avalon in production and the value of production from the Underlying Properties, they have been taken into account in calculating the Trust’s interest and in estimating the size and value of the reserves attributable to the Royalty Interests. The Underlying Properties are typically subject, in one degree or another, to one or more of the following:

•	royalties and other burdens, express and implied, under oil and natural gas leases;

•	production payments and similar interests and other burdens created by Avalon’s predecessors in title;

•	a variety of contractual obligations arising under operating agreements, farm-out agreements, production sales contracts and other agreements that may affect the Underlying Properties or their titles;

•	liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements that are not yet delinquent or, if delinquent, are being contested in good faith;

•	pooling, unitization and communitization agreements, declarations and orders;

•	easements, restrictions, rights-of-way and other matters that commonly affect real property;

•	conventional rights of reassignment that obligate Avalon to reassign all or part of a property to a third party if Avalon intends to release or abandon such property; and

•	rights reserved to or vested in the appropriate governmental agency or authority to control or regulate the Underlying Properties.

Avalon believes that its title to the Underlying Properties and the Trust’s title to the Royalty Interests are good and defensible in accordance with standards generally accepted in the oil and natural gas industry, subject to such exceptions as are not so material as to detract substantially from the use or value of such properties or Royalty Interests.

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

Future price fluctuations for oil, natural gas and NGL will directly impact Trust distributions, estimates of reserves attributable to the Royalty Interests and estimated and actual future net revenues to the Trust. Due to the many uncertainties that affect the supply and demand for oil, natural gas and NGL, reliable predictions of future oil, natural gas and NGL supply and demand, future product prices or the effect of future product prices on Trust distributions cannot be made. However, lower production volumes and product prices will adversely affect Trust distributions.

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

Insurance

Avalon operates all of the wells burdened by the Royalty Interests. Avalon maintains insurance, in accordance with industry practice, against some, but not all, of the operating risks to which its operating affiliate is exposed. Generally, insurance policies include coverage for general liability (including sudden and accidental pollution), physical damage to certain oil and natural gas properties, auto liability, worker’s compensation and employer’s liability, among other things.

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

All of Avalon’s third-party contractors are required to sign master services agreements in which they agree (a) to indemnify Avalon for injuries and deaths of the service provider’s employees as well as contractors and subcontractors hired by the service provider and (b) name Avalon as an additional insured on their insurance policies. Similarly, Avalon generally agrees to indemnify each third-party contractor against claims made by employees of Avalon and Avalon’s other contractors. Additionally, each party generally is responsible for damage to its own property.

The third-party contractors that perform hydraulic fracturing operations sign the master services agreements containing the indemnification provisions noted above. Currently there are no insurance policies in effect intended to provide coverage for losses solely related to hydraulic fracturing operations as none have been performed by Avalon on the Underlying Properties or other properties owned by Avalon.

Avalon annually re-evaluates the purchase of insurance, coverage limits and deductibles. Future insurance coverage for the oil and natural gas industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are economically acceptable. No assurance can be given that insurance may be maintained in the future at rates considered reasonable. Self-insurance or only catastrophic coverage may be elected for certain risks in the future.

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

Federal, state and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production facilities and pipelines, and for site restorations, in areas where the Underlying Properties are located. For example, the Railroad Commission of Texas imposes financial assurance requirements on operators, and the United States Army Corps of Engineers (“ACE”) and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration.

Natural Gas Sales and Transportation.

Historically, federal legislation and regulatory controls have affected the price of the natural gas Avalon produces and the manner in which Avalon markets its production. FERC has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Various federal laws enacted since 1978 have resulted in the removal of all price and non-price controls for sale of domestic natural gas sold in first sales, which include all of Avalon’s sales of from the Underlying Properties. Under the Energy Policy Act of 2005, FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties.

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

Under FERC’s current regulatory regime, transmission services must be provided on an open-access, nondiscriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive. Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states – in the case of Texas by the Railroad Commission of Texas. Although its policy is still in flux, in the past FERC has reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase the cost of transporting gas to point-of-sale locations.

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

The price received from the sale of these products may be affected by the cost of transporting the products to market. Some transportation of oil, natural gas and NGL is through interstate common carrier pipelines. Effective as of January 1, 1995, FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. FERC’s regulation of crude oil and natural gas liquids transportation rates may tend to increase the cost of transporting crude oil and natural gas liquids by interstate pipelines, although the annual adjustments may result in decreased rates in a given year. Every five years, FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. Avalon is not able at this time to predict the effects of these regulations or FERC proceedings, if any, on the transportation costs associated with crude oil producing operations.

Environmental and Occupational Safety and Health Regulation. Oil, natural gas and NGL exploration, development and production operations are subject to stringent and complex federal, state, tribal, regional and local laws and regulations governing worker safety and health, the discharge and disposal of substances into the environment, and the protection of the environment and natural resources. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration (“OSHA”), ACE, and analogous state and local agencies (and, under certain laws, private individuals), have the power to enforce compliance with these laws and regulations and any permits issued under them. These laws and regulations may, among other things: (i) require permits to conduct exploration, drilling, water withdrawal, wastewater disposal and other production related activities; (ii) govern the types, quantities and concentrations of substances that may be disposed or released into the environment or injected into formations in connection with drilling or production activities, and the manner of any such disposal, release or injection; (iii) limit or prohibit construction or require formal mitigation measures in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; (iv) require investigatory and remedial actions to mitigate pollution conditions arising from or attributable to former operations of the Underlying Properties; (v) impose safety and health restrictions designed to protect employees from exposure to hazardous or dangerous substances; and (vi) impose obligations to reclaim and abandon well sites and pits. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays or restrictions in permitting or performance of projects and the issuance of orders enjoining operations in affected areas.

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

The federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes and implementing regulations impose strict “cradle-to-grave” requirements on the generation, transportation, treatment, storage and disposal and cleanup of hazardous and non-hazardous wastes. SandRidge, Avalon and any other operators of the Underlying Properties have and will generate wastes that are subject to the requirements of RCRA and comparable state statutes. Drilling fluids, produced waters and other wastes associated with the exploration, production and/or development of oil and natural gas, including naturally-occurring radioactive material, if properly handled, are currently excluded from regulation as hazardous wastes under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste requirements. However, it is possible that these wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. The EPA fulfilled its obligation under the consent decree by issuing a determination on April 23, 2019 that revisions to existing RCRA Subtitle D regulations governing oil and natural gas wastes are not necessary, along with a report supporting that determination. Any future change in the exclusion for such wastes could potentially result in an increase in the cost of managing and disposing of those wastes.

Air Emissions and Climate Change. The federal Clean Air Act, as amended (“CAA”), and comparable state laws and regulations restrict the emission of air pollutants through emissions standards, construction and operating permitting programs, and the imposition of other compliance requirements. These laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, strict compliance with air permit requirements or the utilization of specific equipment or technologies to control emissions. The need to acquire such permits has the potential to delay or limit the development of oil and natural gas projects or require Avalon to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues.

Furthermore, in 2009, the EPA published its findings that emissions of carbon dioxide, methane and certain other “greenhouse gases” (collectively, “GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. The EPA has taken a number of steps aimed at gathering information about, and reducing the emissions of, GHGs from industrial sources, including oil and natural gas sources. The EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. The EPA also has adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states. This rule could adversely affect Avalon’s operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds.

In 2012, the EPA published a final rule adopting federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion is conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published a final rule adopting additional NSPS requirements for new, modified, or reconstructed oil and gas facilities that require control of the greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on federal and tribal lands (the “BLM Methane and Waste Prevention Rule”) that are substantially similar to the EPA’s Methane Rule.

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

Following the 2016 presidential election and change in administrations, President Trump signed Executive Order 13783 directing federal agencies to review and, if appropriate, revise all existing regulations “that potentially burden the development or use of domestic energy resources, with particular attention to oil and gas.” Pursuant to the Executive Order, the BLM and EPA commenced reviews of the BLM Methane and Waste Prevention Rule and the oil and gas NSPS, respectively. In December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule revising or rescinding certain provisions of the BLM Methane and Waste Prevention Rule. This action has been challenged by the states of California and New Mexico, as well as environmental groups, in the Northern District of California. Such litigation is still pending. Separately, the EPA’s review of its regulations resulted in (a) then EPA Administrator Scott Pruitt withdrawing the request for information needed to develop emissions guidelines for existing facilities in March, 2017, (b) a proposal to delay implementation of the Methane Rule, and (c) the convening of a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. In August 2019, the EPA proposed amendments to the Methane Rule  aimed at eliminating federal requirements that oil and gas companies install technology to detect and fix methane leaks from wells, pipelines and storage facilities, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other, non-methane pollutants.. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require Avalon to incur expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

The Congressional reaction to the BLM and EPA action has been mixed, but there seems to be growing support, at least in the House of Representatives, in support for maintaining and potentially strengthening methane regulation. During the current Congressional session, five bills have been introduced which, if enacted, would codify existing methane regulations and/or force additional regulatory action. Examples include the Super Pollutants Act (H.R. 4143), which would codify the oil and gas NSPS and require the EPA to develop emissions guidelines for existing oil and gas facilities within two years, and the CLEAN Future Act which aims to achieve a 100% clean economy by not later than 2050 including a plan to achieve “net zero” GHGs.

Although future federal GHG regulations for the oil and gas industry remain a possibility given the long-term trend towards increasing regulation, the form of these regulations remains uncertain as the Trump administration has made it clear they will oppose any such regulation. Moreover, several states have already adopted rules requiring operators of both new and existing oil and gas facilities to develop and implement leak detection and repair (“LDAR”) program and to install devices on certain equipment to capture 95% of methane emissions. Compliance with these rules could require Avalon to purchase pollution control equipment and optical gas imaging equipment for LDAR inspections, and to hire additional personnel to assist with inspection and reporting requirements.

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

Water Discharges. The federal Clean Water Act (“CWA”) and analogous state laws and implementing regulations impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and waters of the states, respectively. Pursuant to these laws and regulations, the discharge of pollutants to regulated waters is prohibited unless it is permitted by the EPA, ACE or an analogous state agency. The discharge of wastewater from most onshore oil and gas exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pre-treatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works (“POTW”). Unconventional extraction facilities are in certain circumstances allowed by federal regulations to send wastewater to an off-site private centralized wastewater treatment facility that can either discharge treated water or send it to a POTW. The EPA is conducting a study of the treatment and discharge of oil and gas wastewater. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs. Avalon does not presently discharge pollutants associated with the exploration, development and production of oil, natural gas and NGL on the Underlying Properties into federal or state waters. Rather, it disposes of such fluids by regulated injection into salt water disposal wells located on the Underlying Properties in compliance with the Underground Injection Control program described below.

How the EPA and the ACE define “waters of the United States” (“WOTUS”) can impact Avalon’s regulatory and permitting obligations under the CWA. The EPA and the ACE promulgated rules defining the scope of WOTUS that became effective in September 2015. On October 22, 2019, the EPA and the ACE published a final rule that repealed the 2015 definition of WOTUS and recodified longstanding regulatory definitions of WOTUS that existed prior to the 2015 rule to promote regulatory consistency across the United States. On February 14, 2019, EPA and the ACE had published a proposed revised definition of WOTUS intended to clarify and narrow the definition from that in the 2015 rule. The comment period on the proposed changes to the definition of WOTUS closed on April 15, 2019, and a final rule is expected to be published in early 2020. It is anticipated that petitions for review of any 2020 WOTUS rule will be filed and that litigation over the definition of WOTUS will continue. To the extent that Avalon must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, Avalon could face increased costs and delays associated with obtaining such permits under any broader definition of WOTUS that expands the scope of CWA jurisdiction.

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

Subsurface Injections. Any underground injection operations that may be performed by Avalon in the future are subject to the Safe Drinking Water Act (“SDWA”), as well as analogous state laws and regulations. Under the SDWA, the EPA established the Underground Injection Control (“UIC”) program, which established the minimum program requirements for state and local programs regulating underground injection activities. The UIC program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. Texas state regulations require a permit from the Railroad Commission of Texas to operate underground injection wells. Avalon has obtained such UIC permits. Although Avalon monitors the injection process of its injectionl wells, any leakage from the subsurface portions of such wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of Avalon’s UIC permit, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third-parties claiming damages for alternative water supplies, property damages and personal injuries. Some states have considered laws mandating flowback and produced water recycling. Other states, including Texas, have undertaken studies to assess the feasibility of recycling produced water on a large scale. For example, in July 2018, the EPA partnered with New Mexico to evaluate alternatives to injection of wastewater from exploration and production activities by reusing it or treating it for reintroduction into the hydrologic cycle or both, and to propose potential regulations related thereto. If laws mandating reuse and/or treatment in lieu of injection are adopted for the counties in which the Underlying Properties are located, Avalon’s operating costs may increase significantly.

Endangered Species. The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats without first obtaining an incidental take permit and implementing mitigation measures. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. In February 2016, the U.S. Fish and Wildlife Service (“USFWS”) published a final policy which alters how it identifies critical habitat for endangered and threatened species. On August 27, 2019, the USFWS published a final rule adopting several changes to ESA regulations, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. The designation of previously unprotected species as threatened or endangered in areas where operations on the Underlying Properties are located could cause Avalon to incur increased costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the Underlying Properties.

Employee Health and Safety. The operations of Avalon are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the Hazard Communication Standard implemented by OSHA requires Avalon to maintain information concerning hazardous materials used or produced in its operations and to provide this information to employees. Pursuant to the Federal Emergency Planning and Community Right-to-Know Act, facilities that store hazardous chemicals that are subject to OSHA’s Hazard Communication Standard above certain threshold quantities must submit information regarding those chemicals by March 1 of each year to state and local authorities in order to facilitate emergency planning and response. That information is generally available to employees, state and local governmental authorities, and the public. Avalon has been and is submitting this information to these authorities for the Underlying Properties.

Item 1A. Risk Factors

Risks Related to the Trust Units

Producing oil, natural gas and NGL from the Underlying Properties is a high risk activity with many uncertainties that could adversely affect future production from the Underlying Properties. Any such reductions in production could decrease cash that is available for distribution to unitholders.

Production operations on the Underlying Properties may be curtailed, delayed or canceled as a result of various factors, including the following:

•	reductions in oil, natural gas and NGL prices;

•	unusual or unexpected geological formations and miscalculations;

•	equipment malfunctions, failures or accidents;

•	lack of available gathering facilities or delays in construction of gathering facilities;

•	ack of available capacity on interconnecting transmission pipelines;

•	lack of adequate electrical infrastructure and water disposal capacity;

•	unexpected operational events;

•	pipe or cement failures and casing collapses;

•	pressures, fires, blowouts and explosions;

•	uncontrollable flows of oil, NGL, natural gas, brine, water or drilling fluids;

•	natural disasters;

•	environmental hazards, such as oil spills, natural gas and NGL leaks, pipeline or tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;

•	high costs, shortages or delivery delays of equipment, labor or other services, or water used in hydraulic fracturing;

•	compliance with environmental and other governmental requirements;

•	adverse weather conditions, such as extreme cold, fires caused by extreme heat or lack of rain and severe storms or tornadoes; and

•	market limitations for oil, natural gas and NGL.

If production from the Trust wells is lower than anticipated due to one or more of the foregoing factors or for any other reason, cash distributions to Trust unitholders may be reduced.

Oil, natural gas and NGL prices can fluctuate widely due to a number of factors that are beyond the control of the Trust and Avalon. Continued volatility in oil, natural gas or NGL prices could reduce proceeds to the Trust and cash distributions to unitholders.

The value of the petroleum reserves attributable to the Royalty Interests and the amount of revenue available for quarterly cash distributions to Trust unitholders are highly dependent upon the prices realized from the sale of oil, natural gas and NGL produced from the Underlying Properties. Historically, the markets for these hydrocarbons have been very volatile. Prices for oil, natural gas and NGL can move quickly and fluctuate widely in response to a variety of factors that are beyond the control of the Trust or Avalon. These factors include, among others:

•	changes in regional, domestic and foreign supply of, and demand for, oil, natural gas and NGL, as well as perceptions of supply of, and demand for, oil, natural gas and NGL generally;

•	the price and quantity of foreign imports;

•	the ability of other companies to complete and commission liquefied natural gas export facilities in the U.S.;

•	U.S. and worldwide political and economic conditions;

•	the occurrence or threat of epidemic or pandemic diseases, including the recent outbreak of coronavirus, or any government response to such occurrence or threat;

•	weather conditions and seasonal trends;

•	future prices of oil, natural gas and NGL, alternative fuels and other commodities;

•	technological advances affecting energy consumption and energy supply;

•	the proximity, capacity, cost and availability of pipeline infrastructure, treating, transportation and refining capacity;

•	natural disasters and other extraordinary events;

•	domestic and foreign governmental regulations and taxation;

•	energy conservation and environmental measures; and

•	the price and availability of alternative fuels.

These factors and the volatility of the energy markets, which is expected to continue, make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For crude oil, from January 2018 through December 2019, the highest spot price for West Texas Intermediate (WTI) was $76.41 per Bbl and the lowest was $42.53 per Bbl. For natural gas, from January 2018 through December 2019, the highest Henry Hub natural gas spot price was $4.25 per MMBtu and the lowest was $1.75 per MMBtu. In addition, the market price of oil and natural gas is generally lower in the summer months than during the winter months of the year due to decreased demand for oil and natural gas for heating purposes during the summer season.

Oil, natural gas and NGL prices experienced substantial fluctuations during 2019 ending the year at $61.06/Bbl (spot price for WTI crude oil), or up approximately 31.2% from the January 2, 2019 spot price of $46.54/Bbl. A buildup in inventories, lower global demand, or other factors, including one or more factors listed above, have caused prices for U.S. oil to weaken further, and could result in additional declines from current levels. The spot price for WTI crude oil has decreased a further 50.6% from $61.17 on January 2, 2020 to $30.24 on March 9, 2020. Continued low oil, natural gas and NGL prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and NGL that is economic to produce from the Underlying Properties causing the Trust to make substantial downward adjustments to its estimated proved reserves. As a result, Avalon could determine during periods of low oil, natural gas or NGL prices to shut in or curtail production from wells that are not producing in paying quantities (using the Reasonably Prudent Operator Standard) on the Underlying Properties. Furthermore, pursuant to the terms of the Conveyances, Avalon has the right to abandon, at its cost, any well if it reasonably believes that the well can no longer produce oil, natural gas and NGL in paying quantities. This could result in termination of the portion of the Royalty Interest relating to the abandoned well, and Avalon has no obligation to drill a replacement well.

Actual petroleum reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.

The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves estimated to be attributable to the Royalty Interests. It is not possible to accurately measure underground accumulations of oil, natural gas and NGL in an exact way and estimating reserves is inherently uncertain. As discussed below, the process of estimating oil, natural gas and NGL reserves requires interpretations of available technical data and many assumptions. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of the reserves attributable to the Royalty Interests. This could result in actual production and revenues for the Underlying Properties being materially less than estimated amounts.

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

A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders. As a result, the Trust may not receive the benefit of the total amount of reserves reflected in the reserve report.

If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Trust units.

Under the continued listing requirements of The New York Stock Exchange (“NYSE”), a company will be considered to be out of compliance with the exchange’s minimum price requirement if the company’s average closing price over a consecutive 30 trading day period (“Average Closing Price”) is less than $1.00 (the “Minimum Price Requirement”).  Under NYSE rules, a company that is out of compliance with the Minimum Price Requirement has a cure period of six months to regain compliance if it notifies the NYSE within 10 business days of receiving a deficiency notice of its intention to cure the deficiency. A company may regain compliance if on the last trading day of any calendar month during the cure period the company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30-trading-day period ending on the last trading day of that month. If at the expiration of the cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30-trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. If delisted by the NYSE, a company’s shares may be transferred to the over-the-counter (“OTC”) market, a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of such shares. Securities that trade on the OTC markets also typically experience more volatility compared to securities that trade on a national securities exchange. During the cure period, the company’s shares would continue to trade on the NYSE, subject to compliance with other continued listing requirements.

On December 27, 2019, the Trust received written notification from the NYSE that the Trust was not in compliance with the Minimum Price Requirement. Neither the Trust nor the Trustee has any control over the trading price of the Trust units, and neither the Trust nor the Trustee intends to attempt to cause a reverse split of the Trust units or other action in an effort to affect the trading price of the Trust units. Even if the Trust does regain compliance, it might be unable to maintain compliance, and would again become subject to the NYSE delisting procedures.

Production of oil, natural gas and NGL on the Underlying Properties could be materially and adversely affected by severe or unseasonable weather.

Production of oil, natural gas and NGL on the Underlying Properties could be materially and adversely affected by severe weather. Repercussions of severe weather conditions may include:

•	changes in oil viscosity as a result of extremely cold weather conditions;

•	evacuation of personnel and curtailment of operations;

•	weather-related damage to facilities, resulting in suspension of operations;

•	inability to deliver materials to worksites; and

•	weather-related damage to pipelines and other transportation facilities.

Interruptions in production could have a material adverse effect on the Trust’s financial condition, results of operations and cash flows, and could reduce the amount of cash distributions to unitholders.

Due to the Trust’s lack of industry and geographic diversification, adverse developments in the location of the Underlying Properties could adversely impact the Trust’s financial condition, results of operations and cash flows and reduce its ability to make distributions to the Trust unitholders.

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

The generation of proceeds for distribution by the Trust depends in part on Avalon’s access to and the operation of gathering, transportation and processing facilities. Limitations in the availability of those facilities could interfere with sales of oil, natural gas and NGL production from the Underlying Properties.

The amount of oil, natural gas and NGL that may be produced and sold from any well to which the Underlying Properties relate is subject to (a) curtailment of production in certain circumstances, such as by reason of weather, pump failure, down-hole issues or other operating risks common to the production of hydrocarbons, and (b) the availability of adequate transportation services or the curtailment of transportation services, including pipeline interruptions due to scheduled and unscheduled maintenance, failure of tendered oil, natural gas and NGL to meet quality specifications of gathering lines or downstream transporters, excessive line pressure which prevents delivery, physical damage to the gathering system or transportation system or lack of contracted capacity on such systems. The curtailments may vary from a few days to several months. In many cases, Avalon is provided limited notice, if any, as to when production will be curtailed and the duration of such curtailments. If Avalon is forced to reduce production due to such a curtailment or other interruption of transportation services, the revenues of the Trust and the amount of cash distributions to the Trust unitholders would similarly be reduced due to the reduction of proceeds from the sale of production.

The Trust is passive in nature and has no voting rights in Avalon, no managerial, contractual or other ability to influence Avalon, and no right to exercise control over the field operations of, or sale of oil, natural gas and NGL from, the Underlying Properties.

Neither the Trust nor any Trust unitholder has any voting rights with respect to Avalon and, therefore, has no managerial, contractual or other ability to influence Avalon’s activities or operations of the Underlying Properties. In addition, some of the Underlying Properties may, in the future, be operated by third parties unrelated to Avalon. Such third-party operators may not have the operational expertise of Avalon. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the aggregate working interest in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to sale of production, compliance with regulatory requirements and other matters that affect the property. The failure of an operator to adequately perform operations could reduce production from the Underlying Properties and cash available for distribution to unitholders. Neither the Trustee nor the Trust unitholders has any contractual or other ability to influence or control the field operations of, sale of oil, natural gas and NGL from, or future development of, the Underlying Properties.

The oil, natural gas and NGL reserves estimated to be attributable to the Royalty Interests are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or royalty interests to replace the depleting assets and production.

The proceeds payable to the Trust from the Royalty Interests are derived from the sale of oil, natural gas and NGLs produced from the Underlying Properties. The oil, natural gas and NGL reserves attributable to the Royalty Interests are depleting assets, which means that the reserves of oil, natural gas and NGL attributable to the Royalty Interests will decline over time as will the quantity of oil, natural gas and NGL produced from the Underlying Properties.

Future maintenance of the wells burdened by the Royalty Interests may affect the quantity of proved reserves that can be economically produced from the Underlying Properties. The timing and size of these projects will depend on, among other factors, the market prices of oil, natural gas and NGL. Pursuant to the terms of the Conveyances, Avalon is obligated to operate and maintain the Underlying Properties in good faith and in accordance with the Reasonably Prudent Operator Standard. However, Avalon has no contractual obligation to make capital expenditures on the Underlying Properties in the future. If Avalon does not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by Avalon or estimated in the Trust’s reserve report.

The Trust Agreement generally limits the Trust’s business activities to owning the Royalty Interests and activities reasonably related to such ownership, including activities required or permitted by the terms of the Conveyances related to the Royalty Interests. As a result, the Trust is not permitted to acquire other oil and natural gas properties or royalty interests to replace the depleting assets (the Underlying Properties) and production attributable thereto.

An increase in the differential between the price realized by Avalon for oil and natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of Trust units.

The prices received for oil and natural gas production usually fall below benchmark prices such as NYMEX. The difference between the price received and the benchmark price is called a differential. The amount of the differential depends on a variety of factors, including discounts based on the quality and location of hydrocarbons produced, Btu content and post-production costs, including transportation. These factors can cause differentials to be volatile from period to period. Sellers of production have little or no control over the factors that determine the amount of the differential, and cannot accurately predict differentials for natural gas or crude oil. Increases in the differential between the realized price of oil or natural gas and the benchmark price for oil or natural gas in the area where the Underlying Properties are located (Andrews County, Texas) could reduce the proceeds to the Trust and therefore the cash distributions made by the Trust and the value of the Trust units. Due to the cost of transportation in the Permian Basin (in part caused by a lack of pipeline capacity in certain fields), the differential may fluctuate significantly from period to period.

The amount of cash available for distribution by the Trust is reduced by Trust expenses, post-production costs and applicable taxes associated with the Royalty Interests.

The Royalty Interests and the Trust bear certain costs and expenses that reduce the amount of cash received by or available for distribution by the Trust to the Trust unitholders. These costs and expenses include the following:

•	the Trust’s share of the costs incurred by Avalon to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL (excluding costs of marketing services provided by Avalon);

•	the Trust’s share of applicable taxes, including property taxes and taxes on the production of oil, natural gas and NGL;

•	the Trust’s liability for Texas franchise tax; and

•	Trust administrative expenses, including fees paid to the Trustee and the Delaware Trustee, the annual administrative services fee payable to Avalon, tax return and Schedule K-1 preparation and mailing costs, independent auditor fees, registrar and transfer agent fees, and costs associated with compliance with federal securities laws and NYSE listing requirements, including the preparation of annual and quarterly reports to Trust unitholders and current reports announcing the amount of quarterly distributions by the Trust.

In addition, the amount of funds available for distribution to Trust unitholders is reduced by the amount of any cash reserves maintained by the Trustee in respect of anticipated future Trust administrative expenses. Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee has withheld, and in the future intends to withhold, the greater of $190,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of approximately $2,275,000. In 2019, the Trustee withheld $760,000 from the funds otherwise available for distribution to Trust unitholders. In February 2020, the Trustee withheld approximately $190,000 from the funds otherwise available for distribution.

The amount of post-production costs, taxes and expenses borne by the Trust may vary materially from quarter-to-quarter. The extent by which the costs are lower in any quarter will directly decrease revenues received by the Trust from Avalon and such amount will be further decreased by expenses of the Trust. As a result, distributions available to Trust unitholders may vary significantly quarter to quarter. Meanwhile, historical post-production costs, taxes and expenses are not indicative of future post-production costs, taxes and expenses.

The Trust has no hedges in place to protect against the price risk inherent in holding interests in oil and gas, commodities that are frequently characterized by significant price volatility.

The Trust and SandRidge were parties to a derivatives agreement that provided the Trust with the economic effect of certain derivative contracts between SandRidge and a third party for production through March 31, 2015. From inception through the termination of the hedging arrangements, the Trust received approximately $47.5 million that it would not have received without the hedging arrangements. The last of the hedging arrangements expired on March 31, 2015. Consequently, Trust unitholders no longer have the benefit of any hedging arrangements, and all production after March 31, 2015 is subject to the price risks inherent in holding interests in oil and natural gas, both commodities that are frequently characterized by significant price volatility.

The Trust is administered by a Trustee who cannot be replaced except at a special meeting of Trust unitholders.

The business and affairs of the Trust are administered by the Trustee. A Trust unitholder’s voting rights are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the outstanding Trust units, excluding Trust units held by Avalon (until such time as the total number of Trust units held by Avalon is less than 10% of all issued and outstanding Trust units), voting in person or by proxy at a special meeting of Trust unitholders at which a quorum is present called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it may be difficult for Trust unitholders to remove or replace the Trustee without the cooperation of holders of a substantial percentage of the outstanding Trust units.

Trust unitholders have limited ability to enforce provisions of the Royalty Interests, and Avalon’s liability to the Trust is limited.

The Trust Agreement permits the Trustee and the Trust to sue Avalon or any other future owner of the Underlying Properties to enforce the terms of the Conveyances creating the Royalty Interests. If the Trustee does not take appropriate action to enforce provisions of the Conveyances, a Trust unitholder’s recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits a Trust unitholder’s ability to directly sue Avalon or any other party other than the Trustee. As a result, Trust unitholders will not be able to sue Avalon or any future owner of the Underlying Properties to enforce the Trust’s rights under the Conveyances. Furthermore, the Conveyances provide that, except as set forth in the Conveyances, Avalon will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties, the wells burdened by the Royalty Interests or the minerals in or under the Underlying Properties as long as it acts in good faith and in accordance with the Reasonably Prudent Operator Standard. Furthermore, the Trust Agreement provides (a) that Avalon (as successors to SandRidge) may exercise their rights and discharge their obligations fully, without hindrance or regard to conflict of interest principles, duty of loyalty principles or other breach of fiduciary duties, all of which defense, claims or assertions are expressly waived by the other parties to the Trust Agreement and the Trust unitholders, (b) neither Avalon nor its affiliates shall be a fiduciary to the Trust or the Trust unitholders, and (c) to the extent that, at law or in equity, Avalon has duties (including fiduciary duties) and liabilities to the Trust and Trust unitholders, such duties and liabilities are eliminated to the fullest extent permitted by law.

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

As of March 10, 2020, Avalon owned 13,125,000 Trust units, all of which are pledged as collateral on Avalon’s secured revolving line of credit. So long as the line of credit is outstanding, Avalon does not have the right to sell any or all of such Trust units without the prior consent of its lender. In the event Avalon could obtain the permission of its lender to sell Trust units, any such sale could have an adverse impact on the price of the Trust units depending on the number and manner in which the Trust units are sold by Avalon.

Avalon could have interests that conflict with the interests of the Trust and Trust unitholders.

As a working interest owner in the Underlying Properties, Avalon could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•	Avalon’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the maintenance, operation or abandonment of the Underlying Properties. Additionally, Avalon may, consistent with its obligation to act in good faith and in accordance with the Reasonably Prudent Operator Standard, abandon a well that is uneconomic or not generating revenues from production in excess of its operating costs, even though such well is still generating revenue for the Trust unitholders. Avalon may make decisions with respect to expenditures and decisions to allocate resources on projects that adversely affect the Underlying Properties, including reducing expenditures on these properties, which could cause oil, natural gas and NGL production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

•	Avalon may, without the consent or approval of the Trust unitholders, sell all or any part of its retained interest in the Underlying Properties, if the Underlying Properties are sold subject to and burdened by the Royalty Interests. Such sale may not be in the best interests of the Trust and Trust unitholders. For example, any purchaser may lack Avalon’s experience in the Permian Basin or its creditworthiness.

•	Avalon may, without the consent or approval of the Trust unitholders, require the Trust to release Royalty Interests with an aggregate value of up to $5.0 million during any 12-month period in connection with a sale by Avalon of a portion of its retained interest in the Underlying Properties. The value received by the Trust for such Royalty Interests may not fully compensate the Trust for the value of future production attributable to the Royalty Interests burdening such Underlying Properties.

•	Avalon is permitted under the Conveyances creating the Royalty Interests to enter into new processing and transportation contracts without obtaining bids from or otherwise negotiating with any independent third parties, and Avalon will deduct from the Trust’s proceeds any charges under such contracts attributable to production from the Underlying Properties.

•	Avalon can sell its Trust units regardless of the effects such sale may have on the market price of Trust units or on the Trust itself. Additionally, Avalon can vote its Trust units in its sole discretion.

In addition, Avalon has agreed that, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms’ length transaction between Avalon and an unaffiliated third party. If Avalon provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of unitholders since it is entitled to receive a return of the principal amount of such loan and interest earned thereon prior to any further distributions to the Trust unitholders.

Avalon may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests; any such purchaser could have a weaker financial position and/or be less experienced in oil and natural gas development and production than Avalon.

Trust unitholders will not be entitled to vote on any sale of the Underlying Properties if the Underlying Properties are sold subject to and burdened by the Royalty Interests, and the Trust will not receive any proceeds from any such sale. The purchaser would be responsible for all of Avalon’s obligations relating to the Royalty Interests on the portion of the Underlying Properties sold, and Avalon would have no continuing obligation to the Trust for those properties. Additionally, Avalon may enter into farmout or joint venture arrangements with respect to the wells burdened by the Royalty Interests. Any purchaser, farmout counterparty or joint venture partner could have a weaker financial position, or could be less experienced in oil and natural gas development and production than Avalon, or both.

The value of the Royalty Interests is highly dependent on the performance and financial condition of Avalon.

As of November 1, 2018, Avalon is the operator of all wells burdened by the Royalty Interests. The Conveyances provide that Avalon is obligated to market, or cause to be marketed, the oil, natural gas and NGL produced by such wells (to the extent such wells are capable of producing marketable hydrocarbons in paying quantities) from the Underlying Properties. If Avalon were to default on its obligation, the cash distributions to the Trust unitholders may be materially reduced. The Trust is highly dependent on its Trustor, Avalon, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. Due to the Trust’s reliance on Avalon to fulfill these obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on Avalon’s performance. If the reduced demand for crude oil in the global market resulting from the economic effects of the coronavirus pandemic and the recent reduction in the benchmark price of crude oil persist for the near term or longer, such factor are likely to have a negative impact on Avalon’s financial condition. This negative impact could affect Avalon’s ability to operate the wells and provide services to the Trust.

The bankruptcy of operators could impede the operation of wells.

The value of the Royalty Interests and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of the operator of the wells. Avalon has not agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants.

The ability to operate the Underlying Properties depends on an operators’ future financial condition, economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators.

In the event of any future bankruptcy of Avalon or any other future operator of the Underlying Properties, the value of the Royalty Interests could be adversely affected by, among other things, delay or cessation of payments under the Royalty Interests, business disruptions or cessation of operations by the operator, replacements of operators, inability to find a replacement operator where necessary, reduced production of petroleum reserves. Any of such events would likely result in decreased distributions to Trust unitholders.

Oil and natural gas wells are subject to operational hazards that can cause substantial losses. Avalon maintains insurance but may not be adequately insured for all such hazards.

There are a variety of operating risks inherent in oil, natural gas and NGL production and associated activities, such as fires, leaks, explosions, mechanical problems, major equipment failures, uncontrollable flow of oil, natural gas, NGL, water or drilling fluids, casing collapses, abnormally pressurized formations and natural disasters. The occurrence of any of these or similar accidents that temporarily or permanently halt the production and sale of oil, natural gas and NGL at any of the Underlying Properties will reduce Trust distributions by reducing the amount of proceeds available for distribution.

Additionally, if any of such risks or similar accidents occur, Avalon could incur substantial losses as a result of injury or loss of life, severe damage or destruction of property, natural resources and equipment, regulatory investigation and penalties and environmental damage and clean-up responsibilities. If Avalon were to experience any of these problems, its ability to conduct operations and perform its obligations to the Trust could be adversely affected. Although Avalon maintains insurance coverage it deems appropriate for these risks with respect to the Underlying Properties, Avalon’s operations may result in liabilities exceeding such insurance coverage or liabilities not covered by insurance. If a well is damaged, Avalon would have no obligation to drill a replacement well or make the Trust whole for the loss. The Trust does not maintain any type of insurance against any of the risks of conducting oil and gas exploration and production and related activities.

The operation of the Underlying Properties is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner and feasibility of conducting operations on the properties, which in turn could negatively impact Trust distributions.

Oil, natural gas and NGL production, transportation and treatment operations are subject to complex and stringent laws and regulations. In order to conduct operations in compliance with these laws and regulations, numerous permits, approvals and certificates are required from various federal, state and local governmental authorities. Compliance with these existing laws and regulations may require the incurrence of substantial costs by Avalon or other future operators of the Underlying Properties. Additionally, there has been a variety of regulatory initiatives at the federal and state levels to further regulate oil and natural gas operations in certain locations. Any increased regulation or suspension of oil and natural gas operations, or revision or reinterpretation of existing laws and regulation, could result in delays and higher operating costs. Such costs or significant delays could have a material adverse effect on the operation of the Underlying Properties, which in turn could negatively impact Trust distributions.

Laws and regulations governing oil and natural gas exploration and production may also affect production levels. Avalon is required to comply with federal and state laws and regulations governing conservation matters, including: (i)  provisions related to the unitization or pooling of the oil and natural gas properties; (ii) the establishment of maximum rates of production from wells; (iii) the spacing of wells; and (iv) the plugging and abandonment of wells. These and other laws and regulations can limit the amount of oil, natural gas and NGL Avalon can produce from the wells which it owns and operates, including those wells burdened by the Royalty Interests, which in turn could negatively impact Trust distributions.

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

Please see the section titled “Regulation” under Item 1. Business above for a more complete discussion of applicable federal and state laws impacting the Underlying Properties and their operation.

Should Avalon fail to comply with all applicable statutes, rules, regulations and orders of FERC or the FTC, Avalon could be subject to substantial penalties and fines.

Under the Energy Policy Act of 2005 and implementing regulations, FERC prohibits market manipulation in connection with the purchase or sale of natural gas. The FTC also prohibits manipulative or fraudulent conduct in the wholesale petroleum market with respect to sales of commodities, including crude oil, condensate and natural gas liquids. These agencies have substantial enforcement authority, including the ability to impose penalties for current violations in excess of $1 million per day for each violation. FERC has also imposed requirements related to reporting of natural gas sales volumes that may impact the formation of prices indices. Additional rules and legislation pertaining to these and other matters may be considered or adopted from time to time. Failure to comply with these or other laws and regulations administered by these agencies could subject Avalon to criminal and civil penalties, as described in Item 1 under “Regulation—Oil and Natural Gas Regulations” above.

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

Under certain environmental laws and regulations, an owner or operator of the Underlying Properties could be subject to joint and several liability for the investigation, removal or remediation of previously released materials or property contamination, regardless of whether the owner or operator was responsible for such release or contamination or whether the operations were in compliance with all applicable laws at the time the release or contamination occurred. Private parties, including the owners of properties upon which wells are drilled or facilities where petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance, to seek damages for contamination, or for personal injury or property damage.

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

Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs with respect to the Underlying Properties.

In 2009, the EPA published its findings that emissions of carbon dioxide, methane and certain other “greenhouse gases” (collectively, “GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. The EPA has taken a number of steps aimed at gathering information about, and reducing the emissions of, GHGs from industrial sources, including oil and natural gas sources. The EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing, as well as rules. adopting New Source Performance Standards (“NSPS”) for new, modified, or reconstructed oil and gas facilities that require control of the GHG methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). Following the 2016 presidential election and change in administrations, in 2017 the EPA proposed to delay implementation of the Methane Rule, and also convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. In 2019, the EPA proposed to eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other, non-methane pollutants. These actions, like the Methane Rule itself, have been (or are likely to be) challenged in courts. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require Avalon to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

A number of state and regional efforts also are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States is one of almost 200 nations that in December 2015 entered into the Paris Agreement, which calls for countries to set their own GHG emissions targets and maintain transparency regarding the measures each country will use to achieve its GHG emissions targets. However, the Paris Agreement does not impose any binding obligations on the United States. Moreover, in June 2017, President Trump announced that the United States would withdraw from the Paris Agreement but may enter into a future international agreement related to GHGs. In August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement and such withdrawal has been finalized. Further, several states and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the Paris Agreement.

For a more detailed discussion of applicable federal and state laws regarding air emission and climate change regulation, please see the section titled “Regulation – Air Emissions and Climate Change” under Item 1. Business above.

The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHGs from, the equipment and operations of Avalon or other operators of the Underlying Properties could require additional expenditures to monitor, report and potentially reduce emissions of GHGs associated with their operations or could adversely affect demand for the oil, natural gas and NGL produced from the Underlying Properties. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040, and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Underlying Properties, and potentially subject the Underlying Properties and the operations of Avalon or other operators of the Underlying Properties to greater regulation. The occurrence of any of these events that reduce or temporarily or permanently halt the production of oil, natural gas and natural gas liquids at any of the Underlying Properties will reduce Trust distributions by reducing the amount of proceeds available for distribution.

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

Avalon relies on information technology (“IT”) systems and networks in connection with its business activities, including certain of its development and production activities. Avalon relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil, natural gas and NGL reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased in the oil and gas industry, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of Avalon’s systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. Avalon has not experienced any attempts by hackers and other third parties to gain unauthorized access to its IT systems and networks. However, if any such attempt were to occur, there is no assurance that Avalon would be successful in preventing a cyber-attack or adequately mitigating the effect of such cyber-attack. Any cyber-attack could have a material adverse effect on Avalon’s reputation, competitive position, business, financial condition and results of operations, and could have a material adverse effect on the Trust. Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to Avalon to implement further data protection measures.

In addition to the risks presented to Avalon’s systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets. A cyber-attack of this nature would be outside Avalon’s ability to control but could have a material adverse effect on Avalon’s business, financial condition and results of operations, and could have a material adverse effect on the Trust.

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

Legislation or regulatory initiatives intended to address seismic activity are restricting and could further restrict Avalon’s ability and the ability of other operators of the Underlying Properties to dispose of waste water produced alongside hydrocarbons.

Large volumes of waste water produced alongside Avalon’s and other operators’ oil, natural gas and NGL on the Underlying Properties in connection with drilling and production operations are disposed of pursuant to permits issued by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities.

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

Tax Risks Related to the Trust Units

The Trust’s tax treatment depends on its status as a partnership for U.S. federal income tax purposes. If the U.S. Internal Revenue Service (“IRS”) were to treat the Trust as a corporation for U.S. federal income tax purposes, then its cash available for distribution to its unitholders would be substantially reduced.

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

If the Trust were treated as a corporation for U.S. federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which after December 31, 2017 is a maximum of 21%, and likely would be required to also pay state income tax on its taxable income at the corporate tax rate of such state. Distributions to Trust unitholders generally would be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders. Because additional tax would be imposed upon the Trust as a corporation, its cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of the Trust as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Trust unitholders, likely causing a substantial reduction in the value of the Trust units.

If the Trust were subjected to a material amount of additional entity-level taxation by individual states, it would reduce the Trust’s cash available for distribution to unitholders.

The Trust is required to pay Texas franchise tax each year at a maximum effective rate (subject to changes in the statutory rate) of 0.525% of its gross income. This rate of tax is subject to change by new legislation at any time. Changes in current Texas state law may subject the Trust to additional entity-level taxation. Because of widespread state budget deficits and other reasons, Texas is evaluating ways to subject partnerships to entity-level taxation through the imposition of state franchise and other forms of taxation. Additional imposition of such taxes may substantially reduce the cash available for distribution to unitholders and, therefore, negatively impact the value of an investment in Trust units.

Upon examination, the state of Texas may contest any of the tax positions the Trust has taken.  Audit adjustments to an entity-level state tax, such as Texas franchise tax (including any applicable penalties and interest), are collected directly from the Trust upon completion of the examination.

Tax legislation enacted in 2017 may have a significant impact on the taxation of the Trust and Trust unitholders.

The Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017 provides the most substantial tax reform in over thirty years. In general, the TCJA lowers tax rates, eliminates or limits numerous deductions and other tax benefits, and significantly changes international tax rules. Given the complexity of the TCJA and the significant changes to prior tax law, and the significant amount of regulations that the Treasury Department and the IRS have yet to issue, propose and finalize to interpret and implement TCJA changes, the impact and effect of the legislation on the Trust and Trust unitholders in respect of income and loss of the Trust remains uncertain.

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

Current law may change so as to cause the Trust to be treated as a corporation for U.S. federal income tax purposes or otherwise subject the Trust to entity-level taxation. Specifically, the present U.S. federal income tax treatment of publicly-traded partnerships, including the Trust, or an investment in the Trust units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to existing federal income tax laws that could affect publicly traded partnerships. Such proposals, if adopted, could eliminate the qualifying income exception for publicly traded partnerships deriving qualifying income from activities relating to fossil fuels thus treating such partnerships as corporations. We currently rely upon this qualifying income exemption for our treatment of the Trust as a partnership for U.S. federal income tax purposes.”

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

The Trust has adopted and may continue to adopt positions that may not conform to all aspects of existing Treasury Regulations. If the IRS contests the tax positions the Trust takes, the value of the Trust units may be adversely affected, the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gains, losses and deductions may be reallocated among Trust unitholders. The TCJA alters the procedures for assessing and collecting income taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to Trust unitholders.

If the IRS contests any of the U.S. federal income tax positions the Trust takes or has taken, the value of the Trust units may be adversely affected, because the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gain, loss and deduction may be reallocated among Trust unitholders. For example, the Trust generally prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each quarter based upon the record ownership of the Trust units on the quarterly record date in such quarter, instead of on the basis of the date a particular Trust unit is transferred. Although simplifying conventions are contemplated by the Internal Revenue Code, and most publicly-traded partnerships use similar simplifying conventions, the use of these methods may not be permitted under existing Treasury Regulations, and, accordingly, Avalon’s counsel is unable to opine as to the validity of this method. If the IRS were to challenge the Trust’s proration method, the Trust may be required to change its allocation of items of income, gain, loss and deduction among the Trust unitholders and the costs to the Trust of implementing and reporting under any such changed method may be significant.

The Trust has not requested a ruling from the IRS with respect to its treatment as a partnership for U.S. federal income tax purposes or any other tax matter affecting the Trust. The IRS may adopt positions that differ from the conclusions of Avalon’s counsel or from the positions the Trust takes. It may be necessary to resort to administrative or court proceedings to attempt to sustain some or all of the conclusions of Avalon’s counsel or the positions the Trust takes. A court may not agree with some or all of the conclusions of Avalon’s counsel or positions the Trust takes. Any contest with the IRS may materially and adversely impact the market for the Trust units and the price at which they trade. In addition, the Trust’s costs of any contest with the IRS will be borne indirectly by the Trust unitholders, because the costs will reduce the Trust’s cash available for distribution.

The TCJA enacted in 2017 and applicable to the Trust for taxable years beginning after December 31, 2017, alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting income taxes due (including applicable penalties and interest) as a result of an audit. Unless the Trust is eligible to (and chooses to) elect to issue revised Schedules K-1 to Trust unitholders with respect to an audited and adjusted return, the IRS may assess and collect income taxes (including any applicable penalties and interest) directly from the Trust in the year in which the audit is completed under the new rules, which effectively would impose an entity level tax on the Trust. If the Trust is required to pay income taxes, penalties and interest as the result of audit adjustments, cash available for distribution to Trust unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, Trust unitholders during that taxable year would bear the expense of the adjustment even if they were not Trust unitholders during the audited taxable year.

Each Trust unitholder is required to pay taxes on the unitholder’s share of the Trust’s income even if the unitholder does not receive cash distributions from the Trust equal to the unitholder’s share of the Trust’s taxable income.

Because the Trust unitholders are treated as partners to whom the Trust allocates taxable income that could be different in amount than the cash the Trust distributes, each unitholder may be required to pay any federal income taxes and, in some cases, state and local income taxes on the unitholder’s share of the Trust’s taxable income even if the unitholder does not receive cash distributions from the Trust equal to the unitholder’s share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of the Trust units could be more or less than expected.

If a Trust unitholder sells its Trust units, such unitholder will recognize a gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those Trust units. Because distributions in excess of a unitholder’s allocable share of the Trust’s net taxable income decrease the unitholder’s adjusted tax basis in its Trust units, the amount, if any, of such prior excess distributions with respect to the Trust units sold by a unitholder will, in effect, become taxable income to such unitholder if the unitholder sells such Trust units at a price greater than the unitholder’s tax basis in those Trust units, even if the price the unitholder receives is less than the unitholder’s original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion recapture.

The ownership and disposition of Trust units by tax-exempt organizations and non-U.S. persons may result in adverse tax consequences to them.

Tax-Exempt Organizations.  Employee benefit plans and most other organizations exempt from U.S. federal income tax including individual retirement accounts (known as IRAs) and other retirement plans are subject to U.S. federal income tax on “unrelated business taxable income”. Because all of the income of the Trust is royalty income, interest income, and gain from the sale of real property, none of which is expected to be unrelated business taxable income, any such organization exempt from U.S. federal income tax is not expected to be taxed on income generated by ownership of Trust units so long as neither the property held by the Trust nor the Trust units are debt-financed property within the meaning of Section 514(b) of the Internal Revenue Code (“IRC”). However, such investors should consult their own tax advisors as to the treatment of income from the Trust.

Non-U.S. Persons.  Pursuant to Section 1446 of the IRC, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under Section 1441 of the IRC, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at 30% of gross income unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The TCJA, discussed above, treats a non-U.S. holder’s gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the sale of such Trust units. The TCJA also requires the transferee of Trust units to withhold 10% of the amount realized on the sale or exchange of such units (generally, the purchase price) unless the transferor certifies that it is not a non-resident alien individual or foreign corporation. Pending the finalization of proposed regulations under Section 1446 of the IRC, the IRS has suspended this new withholding obligation with respect to publicly traded partnerships such as the Trust, which is classified as a partnership for federal and state income tax purposes.

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

A Trust unitholder whose Trust units are loaned to a “short seller” to cover a short sale of Trust units may be considered as having disposed of those Trust units. If so, such unitholder would no longer be treated for tax purposes as a partner (for tax purposes) with respect to those Trust units during the period of the loan and may recognize gain or loss from the disposition.

Because a Trust unitholder whose Trust units are loaned to a “short seller” to cover a short sale of Trust units may be considered as having disposed of the loaned Trust units, he or she may no longer be treated for tax purposes as a partner with respect to those Trust units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of the Trust’s income, gains, losses or deductions with respect to those Trust units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those Trust units could be fully taxable as ordinary income. Trust unitholders desiring to assure their status as partners (for tax purposes) and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from loaning their Trust units.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The Trust units are listed on the New York Stock Exchange under the symbol “PER.” On March 10, 2020, there were ten record unitholders of the Trust units.

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

Recent Sales of Unregistered Securities

None.

Purchases of Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2019.

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

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with other sections of this report, including: “Business” in Item 1 and “Financial Statements and Supplementary Data” in Item 8. The discussion and analysis relate to the following subjects:

•	Recent Developments;

•	Results of Trust Operations;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Off-Balance Sheet Arrangements

Recent Developments

The following is a brief overview of certain matters discussed more thoroughly elsewhere in this report.

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its outstanding Common Units to Avalon. In connection with this transaction (the “Sale Transaction”), Avalon assumed all of SandRidge’s obligations under the Trust Agreement and the Administrative Services Agreement as of November 1, 2018. As part of the Sale Transaction, SandRidge and Avalon entered into a transition services agreement whereby SandRidge provided certain transition services to Avalon, including trust administrative services, through April 30, 2019. The transition services agreement has expired.

The value of the petroleum reserves attributable to the Trust’s Royalty Interests and the amount of cash available for distribution to Trust unitholders are each highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile and experienced substantial fluctuations during 2019 and continuing into 2020. A buildup in inventories, lower global demand, political unrest, or other factors, such as the economic effects of the global outbreak of Coronavirus, could cause prices for U.S. oil, natural gas and NGL to fluctuate significantly in the future. Refer to “Section 1A. Risk Factors – Risks Related to the Trust Units” for additional information regarding fluctuations of hydrocarbon pricing.

Results of Trust Operations

Results of the Trust for the Years Ended December 31, 2019 and 2018

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when the Trust receives net revenue distributions from Avalon. Information regarding the Trust’s revenues, expenses, production and pricing for the years ended December 31, 2019 and 2018 is presented below.

	Year Ended December 31,
	2019 (1)	2018 (2)
Production data
Oil (MBbls)	414	485
NGL (MBbls)	57	72
Natural gas (MMcf)	181	227
Combined equivalent volumes (MBoe)(3)	501	595
Average daily combined equivalent volumes (MBoe/d)	1.4	1.6
Well data
Initial and Trust Development Wells producing - average	1,035	1,064
Revenues (in thousands)
Royalty income	$22,442	$29,857
Total revenue	$22,442	$29,857
Expenses (in thousands)
Post-production expenses	$50	$46
Property taxes	—	1,559
Production taxes	1,061	1,423
Franchise taxes	47	47
Trust administrative expenses	1,734	1,402
Cash reserves withheld (used), net of amounts (used) withheld for current Trust expenses	2,261	54
Total expenses	$5,153	$4,531
Distributable income available to unitholders	$17,289	$25,326

Average prices
Oil (per Bbl)	$50.77	$56.96
NGL (per Bbl)	$20.00	$24.16
Combined oil and NGL (per Bbl)	$47.06	$52.70
Natural gas (per Mcf)	$1.22	$1.91
Combined equivalent (per Boe)	$44.66	$50.08
Average prices - including impact of post-production expenses
Natural gas (per Mcf)	$0.95	$1.71
Combined equivalent (per Boe)	$44.56	$50.00
Expenses (per Boe)
Post-production	$0.10	$0.08
Production taxes	$2.12	$2.39

(1)	Production volumes and related revenues and expenses for the year ended December 31, 2019 included in 2019 net revenue distributions to the Trust represent oil, natural gas and NGL production from September 1, 2018 to August 31, 2019.
(2)	Production volumes and related revenues and expenses for the year ended December 31, 2018 (included in 2018 net revenue distributions to the Trust) represent oil, natural gas and NGL production from September 1, 2017 to August 31, 2018.
(3)	Barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, which approximates the relative energy content of oil as compared to natural gas.

Comparison of Results of the Trust for the Years Ended December 31, 2019 and 2018

Revenues

Royalty Income. Royalty income is a function of production volumes attributable to the Royalty Interests sold and associated prices received by Avalon. Royalty income received during the year ended December 31, 2019 totaled $22.4 million compared to $29.9 million received during the year ended December 31, 2018. The approximately $7.5 million decrease in royalty income consisted of approximately $3.0 million attributable to a decrease in prices received from the sale of oil, gas and NGL attributable to the Royalty Interests and approximately $4.5 million attributable to a decrease in total volumes produced from wells burdened by the Royalty Interests. The average number of producing wells burdened by the Royalty Interests decreased by 29 during the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Expenses

Post-Production Expenses. The Trust bears post-production expenses related to production attributable to the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market, as applicable, the oil, natural gas and NGL produced from wells burdened by and attributable to the Royalty Interests. Post-production expenses for the year ended December 31, 2019 increased to approximately $50,000 from approximately $46,000 for the year ended December 31, 2018 primarily as a result of an increase in gas transfer fees.

Property Taxes. Property taxes paid during the year ended December 31, 2018 were approximately $1.6 million, which related to 2018 property taxes. No property tax payments were made during 2019, as approximately $1.7 million in 2019 property taxes were paid in January 2020.

Production Taxes. Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, excluding the net amount of any applicable tax credits. Production taxes for the year ended December 31, 2019 totaled $1.1 million, or $2.12 per Boe, and were approximately 4.7% of royalty income. Production taxes for the year ended December 31, 2018 totaled $1.4 million, or $2.39 per Boe, and were approximately 4.8% of royalty income.

Texas Franchise Tax. The Trust paid its Texas franchise tax for the year ended December 31, 2018 of approximately $0.1 million, or approximately 0.2% of 2018 royalty income, during the year ended December 31, 2019. The Trust’s estimated Texas franchise tax for the year ended December 31, 2019 of approximately $0.1 million, or approximately 0.2% of 2019 royalty income, is expected to be paid during the year ending December 31, 2020.

Distributable Income

Distributable income for the year ended December 31, 2019 was $17.3 million, which included a net addition of approximately $2.3 million to the cash reserve for the payment of future Trust expenses reflecting approximately $4.0 million withheld in aggregate from 2019 cash distributions to Trust unitholders partially offset by approximately $1.7 million used to pay Trust expenses during the period. Distributable income for the year ended December 31, 2018 was $25.3 million, which included a net addition of approximately $0.1 million to the cash reserve for the payment of future Trust expenses reflecting approximately $3.1 million withheld in aggregate from 2018 cash distributions to Trust unitholders partially offset by approximately $3.0 million used to pay Trust expenses during the period.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flow generated from the Royalty Interests and borrowings as needed to fund administrative expenses, including any amounts borrowed from Avalon, under the loan commitment described in Note 5 to the financial statements contained in Item 8 of this report, or from the Trustee. The Trust’s primary uses of cash are distributions to Trust unitholders, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes, and payment of expense reimbursements to Avalon for out-of-pocket expenses incurred on behalf of the Trust. The Trust is not obligated to pay any operating expenses or capital costs related to the operation of the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee ,as well as a quarterly fee of $75,000 to Avalon pursuant to the terms of the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter, over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including Avalon (pursuant to the terms set forth in the Trust Agreement), to pay such expenses. The Trustee has not loaned and does not intend to lend funds to the Trust. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If Avalon loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid in full, with interest, unless Avalon consents to any further distributions. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party.

Commencing with the distribution to Trust unitholders paid in the first quarter of 2019, the Trustee has withheld, and in the future intends to withhold, the greater of $190,000 or 3.5% of the funds otherwise available for distribution to Trust unitholders each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of approximately $2,275,000. In 2019, the Trustee withheld $760,000 from the funds otherwise available for distribution. In February 2020, the Trustee withheld approximately $190,000 from the funds otherwise available for distribution.

Following the closing of the Sale Transaction, the Trust is highly dependent on Avalon for multiple services, including the operation of the wells burdened by the Royalty Interests, remittance of net proceeds to the Trust from the sale of hydrocarbon production attributable to the Royalty Interests, administrative services such as accounting, tax preparation, bookkeeping and reporting services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses. Avalon is a relatively new oil and gas company formed in August 2018 with no prior operating history. Avalon’s ability to continue operating the Underlying Properties depends on its future financial condition and economic performance, access to capital, and other factors, many of which are out of Avalon’s control. If the reduced demand for crude oil in the global market resulting from the economic effects of the coronavirus pandemic and the recent reduction in the benchmark price of crude oil persist for the near term or longer, such factor are likely to have a negative impact on Avalon’s financial condition. This negative impact could affect Avalon’s ability to operate the wells and provide services to the Trust.

Trust Distributions to Unitholders. During the years ended December 31, 2019 and 2018, the Trust’s distributions to its unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2019
First Quarter	September 1, 2018 - November 30, 2018	January 24, 2019	February 22, 2019	$5.0
Second Quarter	December 1, 2018 - February 28, 2019	April 25, 2019	May 24, 2019	$3.7
Third Quarter	March 1, 2019 - May 31, 2019	July 24, 2019	August 23, 2019	$4.7
Fourth Quarter	June 1, 2019 - August 31, 2019	October 24, 2019	November 24, 2019	$3.8
Calendar Quarter 2018
First Quarter	September 1, 2017 - November 30, 2017	January 25, 2018	February 23, 2018	$5.9
Second Quarter	December 1, 2017 - February 28, 2018	April 26, 2018	May 25, 2018	$6.6
Third Quarter	March 1, 2018 - May 31, 2018	July 26, 2018	August 24, 2018	$6.8
Fourth Quarter	June 1, 2018 - August 31, 2018	October 25, 2018	November 23, 2018	$6.0

On February 28, 2020, the Trust paid a cash distribution of $0.080 per Trust unit covering production for the three-month period from September 1, 2019 to November 30, 2019. The distribution totaled $4.19 million and was made to Trust unitholders of record as of February 14, 2020.

Continued relatively low oil, natural gas, and NGL prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and NGL that is economic to produce from the Underlying Properties. As the Trust cannot acquire or cause additional wells to be drilled on its behalf, the production from the Underlying Properties attributable to the Royalty Interests is expected to decline each quarter during the remainder of the Trust’s life.

Contractual Obligations. Pursuant to the terms of the Administrative Services Agreement, the Trust is obligated to pay Avalon an annual administrative services fee of $300,000 ($75,000 payable quarterly in arrears) for accounting, tax preparation, bookkeeping, and informational services to be performed on behalf of the Trust for the remaining life of the Trust. Pursuant to the Trust Agreement, the Trust pays the Trustee an annual administrative fee, which until April 1, 2017 was $150,000. The annual fee can be adjusted for inflation by no more than 3% in any year through 2030. The annual administrative fee, which was adjusted for inflation in July 2019, currently is approximately $158,000. In addition, under the Trust Agreement the Trust is obligated to pay the Delaware Trustee an annual fee of $2,400 throughout the life of the Trust.

Critical Accounting Policies and Estimates

The financial statements of the Trust are significantly affected by its basis of accounting and estimates related to the Royalty Interests and proved reserves, as summarized below.

Basis of Accounting.  The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust records revenues when cash is received (rather than when earned) and expenses when paid (rather than when incurred) and may also establish cash reserves for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. Amortization of investment in the Royalty Interests, calculated on a unit-of-production basis, and any impairment thereto is charged directly to trust corpus. Distributions to Trust unitholders are recorded when declared. Because the Trust’s financial statements are prepared on a modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements.

Proved Reserves. The proved oil, natural gas and NGL reserves attributable to the Royalty Interests are estimated by independent petroleum engineers. Estimates of proved reserves are based on the quantities of oil, natural gas and NGL that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Trust’s control. Estimating reserves is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data, and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. In addition, as a result of volatility of changing market conditions, commodity prices will vary from period to period, causing estimates of proved reserves to vary, as well as causing estimates of future net revenues to vary. Estimates of proved reserves are key components of the Trust’s most significant financial estimates as discussed further below.

Amortization of Investment in Royalty Interests. Amortization of investment in the Royalty Interests is calculated on a calendar-based units-of-production basis, whereby the Trust’s cost basis is divided by the proved reserves attributable to the Royalty Interests to derive an amortization rate per reserve unit. The rate used to record amortization is dependent upon the estimate of total proved reserves attributable to the Royalty Interests, which incorporates various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which the Trust records amortization would increase, reducing trust corpus. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic for Avalon to produce from the Underlying Properties, or from other factors, including changes to estimates for other reasons. Changes in reserve quantity estimates are dependent on future economic and operational conditions and cannot be predicted.

Impairment of Investment in Royalty Interests. The investment in the Royalty Interests is assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Potential impairments of the investment in the Royalty Interests are determined by comparing the net capitalized costs of investment in the Royalty Interests to undiscounted future net revenues attributable to the Trust’s interest in the proved oil, natural gas and NGL reserves attributable to the Royalty Interests. The Trust provides a write-down to the extent that the net capitalized costs exceed the fair value of the Royalty Interests, which is determined using future cash flows of the oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. Different pricing assumptions or discount rates could result in a different calculated impairment. No impairments were recorded in 2019 or 2018. Material write-downs in subsequent periods may occur if commodity prices decline significantly on a sustained basis.

Refer to Note 2 to the financial statements included in Item 8 of this report for the Trust’s significant accounting policies.

Off-balance sheet arrangements

As of December 31, 2019, the Trust had no off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Trustee conducted an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this report. Based on this evaluation, Sarah Newell, as Trust Officer, has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2019 to provide reasonable assurance that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Avalon with respect to the periods covered by this report.

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the Trust Agreement, (ii) the Administrative Services Agreement, and (iii) the Conveyances granting the Royalty Interests, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by Avalon (as successor to SandRidge), including information relating to results of operations, the costs and revenues attributable to the Royalty Interests and other operating and historical data, plans for future operating expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the wells burdened by the Royalty Interests, and (B) conclusions and reports regarding reserves prepared by the Trust’s independent reserve engineers.

Trustee’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm.

The information required to be furnished pursuant to this item is set forth below and in the “Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2019. The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report accompanying the audited financial statements of the Trust included in Item 8 of this report.

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

Changes in Internal Control over Financial Reporting.  There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Avalon.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The Trustee is a corporate trustee that may be removed by the affirmative vote of the holders of not less than a majority of the outstanding Trust units, excluding Trust units held by Avalon, at a special meeting of the Trust unitholders at which a quorum is present.

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

Item 11. Executive Compensation

During the years ended December 31, 2019 and 2018, the Trustee and the Delaware Trustee received administrative fees from the Trust pursuant to the terms of the Trust Agreement. See the disclosures in the section entitled “Liquidity and Capital Resources – Contractual Obligations” in Item 7 of this report for the amounts of such compensation. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 10, 2020 by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Avalon Energy, LLC 5000 Quorum Drive, Suite 205 Dallas, Texas 75254	Common units	13,125,000	25%

Security Ownership of Management.

Not applicable.

Changes in Control.

In connection with the Sale Transaction, Avalon borrowed funds to pay a portion of the purchase price for the Underlying Properties and related assets to SandRidge. These funds were obtained as a part of a secured revolving credit agreement from a commercial bank. The collateral securing such revolving line of credit includes a pledge of its Trust units owned by Avalon. In the event Avalon defaults under such revolving credit agreement and does not cure such default within the time period provided in the applicable loan documents, the bank has the right to foreclose upon and take the Trust units.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Avalon (as the assignee of SandRidge) and the Trust are parties to the Administrative Services Agreement and the registration rights agreement. The Trust makes certain payments to Avalon, the Trustee and the Delaware Trustee, and previously made certain payments to SandRidge, pursuant to the Trust Agreement and the Administrative Services Agreement. Descriptions of these agreements are included in “Business” in Item 1 of this report; in “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report; and in Note 6 to the financial statements included in Item 8 of this report. In addition, the description of the Offering included in “Business” in Item 1 of this report is hereby incorporated by reference.

Director Independence

The Trust does not have a board of directors. Further, the Trust relies on an exemption from the director independence requirements of the New York Stock Exchange set forth in Rule 10A-3(c)(7) under the Exchange Act, applicable to listed issuers organized as trusts that do not have a board of directors.

Item 14. Principal Accountant Fees and Services

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee.

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Trust’s financial statements for 2019 and 2018 and fees billed for other services rendered by PricewaterhouseCoopers LLP.

	2019	2018
Audit fees(1)	$255,000	$255,000
Tax fees	311,000	310,050
Total fees	$566,000	$565,050

(1)	Fees for audit services in 2019 and 2018 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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

(3) Exhibits

The exhibits below are filed or furnished herewith or incorporated herein by reference.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Trust of SandRidge Permian Trust	S-1	333-174492	3.1	05/25/2011
3.2	Amended and Restated Trust Agreement, dated as of August 16, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35274	4.1	08/19/2011
3.3	Amendment No. 1 to Amended and Restated Trust Agreement, dated June 18, 2012, by The Bank of New York Mellon Trust Company, N.A.	10-Q	001-35274	3.3	08/13/2012
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					*
10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.3	08/19/2011
10.2	Perpetual Overriding Royalty Interest Conveyance (Development), by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.4	08/19/2011
10.3	Assignment of Overriding Royalty Interest, by and between Mistmada Oil Company and SandRidge Permian Trust	8-K	001-35274	10.5	08/19/2011
10.4	Term Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35274	10.1	08/19/2011
10.5	Term Overriding Royalty Interest Conveyance (Development), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35274	10.2	08/19/2011
10.6	Administrative Services Agreement, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.6	08/19/2011
10.7	Registration Rights Agreement, dated as of August 16, 2011, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.10	08/19/2011
10.8	Assignment, Assumption and Consent Agreement dated as of November 1, 2018, by and among SandRidge Energy, Inc., Avalon Energy, LLC, and SandRidge Permian Trust	8-K	001-35274	10.1	11/05/2018
23.1	Consent of Netherland, Sewell & Associates, Inc.					*
31.1	Section 302 Certification					*
32.1	Section 906 Certification					*
99.1	Report of Netherland, Sewell & Associates, Inc.					*

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

March 13, 2020

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of SandRidge Permian Trust and The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and trust corpus of SandRidge Permian Trust (the “Trust”) as of December 31, 2019 and 2018, and the related statements of distributable income and of changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2019 and 2018, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Dallas, Texas

March 13, 2020

We have served as the Trust’s auditor since 2011.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$4,698	$2,367
Investment in royalty interests	549,831	549,831
Less: accumulated amortization and impairment	(447,373)	(436,973)
Net investment in royalty interests	102,458	112,858
Total assets	$107,156	$115,225
TRUST CORPUS
Trust corpus, 52,500,000 common units issued and outstanding at December 31, 2019 and 2018	$107,156	$115,225

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Years Ended December 31,
	2019	2018
Revenues
Royalty income	$22,442	$29,857
Total revenues	22,442	29,857
Expenses
Post-production expenses	50	46
Property taxes	—	1,559
Production taxes	1,061	1,423
Franchise taxes	47	47
Trust administrative expenses	1,734	1,402
Cash reserves withheld, net of amounts used for current Trust expenses	2,261	54
Total expenses	5,153	4,531
Distributable income available to unitholders	17,289	25,326
Distributable income per unit	$0.329	$0.482

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Years Ended December 31,
	2019	2018
Trust corpus, beginning of year	$115,225	$126,168
Amortization of investment in royalty interests	(10,399)	(11,018)
Net cash reserves withheld	2,261	54
Distributable income	17,289	25,326
Distributions paid or payable to unitholders	(17,220)	(25,305)
Trust corpus, end of year	$107,156	$115,225

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

The Trust holds royalty interests conveyed by SandRidge from its interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). These royalty interests were conveyed by SandRidge to the Trust (the “Royalty Interests”) concurrent with the initial public offering of the Trust’s common units (“Trust units”) in August 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust units and 13,125,000 subordinated units of the Trust (“subordinated units”), to certain wholly owned subsidiaries of SandRidge. At December 31, 2019, SandRidge owned 13,125,000 Trust units, or 25% of all Trust units.

Pursuant to a development agreement between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, 888 development wells within an area of mutual interest (“AMI”) by March 31, 2016 (the “Trust Development Wells”). SandRidge fulfilled this obligation in November 2014, and, as a result, the subordinated units converted to Trust units in January 2016.

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its outstanding Trust units (the “Sale Transaction”) to Avalon Energy, LLC, a Texas limited liability company (“Avalon”). The Conveyances permitted SandRidge to sell all or any part of its interest in the Underlying Properties, where the Underlying Properties were sold subject to and burdened by the Royalty Interests. In connection with the transaction (the “Sale Transaction”), Avalon and its affiliates assumed all of SandRidge’s obligations under the conveyances and the trust agreement and the administrative services agreement between SandRidge and the Trust pursuant to which SandRidge and Avalon have provided accounting, tax preparation, bookkeeping and informational services to the Trust. In addition, SandRidge assigned its rights to Avalon under the registration rights agreement between SandRidge and the Trust. As of December 31, 2019, Avalon holds 13,125,000 Trust units, or 25% of all Trust units.

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

Dissolution. The Trust will dissolve and begin to liquidate on March 31, 2031 (the “Termination Date”), unless sooner dissolved in accordance with the terms of the trust agreement as described below, and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to Avalon. The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis, subject to Avalon’s right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. The Trust may also dissolve should one of the following events occur prior to the Termination Date: (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) the Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved pursuant to the provisions of the Delaware Statutory Trust Act. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets (subject to Avalon’s right of first refusal to purchase the Royalty Interests retained by the Trust as of the date of such event), either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

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

Use of Estimates. The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and trust corpus and the reported amounts of revenues and expenses during the reporting period. Significant estimates that impact the Trust’s financial statements include estimates of proved oil, natural gas and natural gas liquids (“NGL”) reserves, which are used to compute the Trust’s amortization of investment in the Royalty Interests and, as necessary, to evaluate potential impairment of its investment in the Royalty Interests. Actual results could differ from those estimates.

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

Investment in Royalty Interests.  Significant dispositions or abandonments of the Underlying Properties are charged to investment in the Royalty Interests and the trust corpus. Amortization of investment in the Royalty Interests is calculated on a calendar-based units-of-production basis, whereby the Trust’s cost basis is divided by the proved reserves attributable to the Royalty Interests to derive an amortization rate per reserve unit. Amortization is recorded when units are produced. Such amortization does not reduce distributable income, rather it is charged directly to trust corpus. Revisions to estimated future units-of-production are treated on a prospective basis beginning on the date significant revisions are known.

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest, which is determined using future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. There were no impairments in the carrying value of the Investment in Royalty Interests during 2019 or 2018. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust's distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

Revenue and Expenses. Revenues received by the Trust are reduced by post-production expenses, production taxes and general and administrative expenses paid and are adjusted for cash reserves withheld by the Trustee in order to determine distributable income. The Royalty Interests are not burdened by field and lease operating expenses.

Concentration of Risk. The Trust maintains cash balances at one financial institution which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Trust typically has balances in these accounts that substantially exceed the federally insured limit. The Trust does not anticipate any loss associated with balances exceeding the federally insured limit.

3. Income Taxes; Property Taxes

The Trust is treated as a partnership for federal and applicable state income tax purposes. For U.S. federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership is typically treated in the same manner as it is for U.S. federal income tax purposes. However, the Trust’s activities result in the Trust having nexus in Texas and, therefore, make it subject to Texas franchise tax. Texas franchise tax is treated as an income tax for financial statement purposes. The Trust is required to pay Texas franchise tax each year at a maximum effective rate (subject to changes in the statutory rate) of 0.525% of its gross income, all of which is realized from activities in Texas. The Trust records Texas franchise tax when paid. The Trust paid its 2018 Texas franchise tax of approximately $0.1 million during the year ended December 31, 2019. The Trust paid its 2017 Texas franchise tax of approximately $0.1 million during the year ended December 31, 2018. The Trust expects to pay its estimated 2019 Texas franchise tax liability of approximately $0.1 million during the year ending December 31, 2020. Further, the Trust’s tax years 2015 to present remain open for examination with respect to Texas franchise tax.

The Trust records Texas property taxes when paid. The Trust paid its 2018 property taxes of approximately $1.6 million during the year ended December 31, 2018. Due to timing issues, the Trust did not make any property tax payments during the year ended December 31, 2019, as it paid its 2019 property taxes of approximately $1.7 million in January 2020.

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

				Total
	Covered			Distribution	Distribution Per
	Production Period	Date Declared	Date Paid	Paid	Common Unit
				(in millions)
Calendar Quarter 2019
First Quarter	September 1, 2018 - November 30, 2018	January 24, 2019	February 22, 2019	$5.0	$0.095
Second Quarter	December 1, 2018 - February 28, 2019	April 25, 2019	May 24, 2019	$3.7	$0.071
Third Quarter	March 1, 2019 - May 31, 2019	July 24, 2019	August 23, 2019	$4.7	$0.089
Fourth Quarter	June 1, 2019 - August 31, 2019	October 24, 2019	November 24, 2019	$3.8	$0.073

Calendar Quarter 2018
First Quarter	September 1, 2017 - November 30, 2017	January 25, 2018	February 23, 2018	$5.9	$0.113
Second Quarter	December 1, 2017 - February 28, 2018	April 26, 2018	May 25, 2018	$6.6	$0.125
Third Quarter	March 1, 2018 - May 31, 2018	July 26, 2018	August 24, 2018	$6.8	$0.129
Fourth Quarter	June 1, 2018 - August 31, 2018	October 25, 2018	November 23, 2018	$6.0	$0.115

On February 28, 2020, the Trust paid a cash distribution of $4.2 million covering production for the period from September 1, 2019 to November 30, 2019. See Note 8 for further discussion.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If Avalon loans funds pursuant to this commitment, unless Avalon agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party. No such loan from Avalon was outstanding at December 31, 2019 or 2018.

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

The Trust is highly dependent on Avalon for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses. Avalon is a relatively new oil and gas company formed in August 2018 with no prior operating history. Avalon’s ability to continue operating the properties depends on its future financial condition and economic performance, access to capital, and other factors, many of which are out of Avalon's control.

6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee to the Trustee, which prior to 2017 was $150,000. The annual administrative fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the years ended December 31, 2019 and 2018 totaled approximately $158,000 and $155,000, respectively.

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

Administrative Services Agreement.  The Trust is party to an Administrative Services Agreement with Avalon (as the assignee of SandRidge) that obligates the Trust to pay Avalon an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by Avalon on behalf of the Trust. For its services under the Administrative Services Agreement, Avalon receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. Avalon is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the Administrative Services Agreement. The Administrative Services Agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by Avalon, the date that either Avalon or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of Avalon and (iv) a date mutually agreed by Avalon and the Trustee. During the year ended December 31, 2019 the Trust paid administrative fees in the amount of $75,000 to SandRidge, as provided under the Transition Services Agreement between SandRidge and Avalon, and $225,000 to Avalon. During the year ended December 31, 2018, the Trust paid administrative fees in the amount of $300,000 to SandRidge.

7. Major Customers

For the years ended December 31, 2019 and 2018, sales of production attributable to the Royalty Interests exceeding 10% of the Trust’s total revenues were made to the following oil or natural gas purchasers:

	Sales	% of Revenue
	(in thousands)
2019
Enterprise Crude Oil LLC	$17,063	81.2%
ConocoPhillips Company	$3,951	18.8%
2018
Enterprise Crude Oil LLC	$22,685	76.0%
ConocoPhillips Company	$4,917	16.5%

In October 2019, Avalon entered into a crude oil purchasing agreement with Ace Gathering Inc., a Texas corporation doing business as Ace Energy Solutions (“ACE”). Pursuant to the terms of the contract, Avalon is required to deliver all crude oil produced from wells it operates, including the Underlying Properties, beginning November 1, 2019. As a result, all production from the Underlying Properties is committed to ACE under the contract through December 31, 2021. The price for each barrel of crude oil delivered under the contract is NYMEX West Texas Intermediate averaged over the month of delivery, subject to certain adjustments as set forth in the contract. Avalon entered into this contract, together with an agreement whereby Avalon can purchase condensate from ACE to use in its well workover program, in order to maximize the price of production, as well as the transparency of pricing, from the Underlying Properties and other properties operated by Avalon. Transportation of crude oil sold by Avalon will continue to utilize existing pipeline systems and suppliers, including Enterprise Crude Oil LLC and ConocoPhillips Company.

8. Subsequent Events

On January 23, 2020, the Trust declared a cash distribution of $0.080 per unit covering production for the three-month period from September 1, 2019 to November 30, 2019 for record unitholders as of February 14, 2020. A distribution of $4.2 million was paid on February 28, 2020. Distributable income for September 1, 2019 to November 30, 2019 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$5,273
Total revenues	5,273
Expenses
Post-production expenses	15
Production taxes	254
Cash reserves withheld by Trustee(1)	620
Total expenses	889
Distributable income	$4,384
Additional cash reserve(2)	190
Distributable income available to unitholders	$4,194
Distributable income per unit (52,500,000 units issued and outstanding)	$0.080

(1) Includes amounts withheld for payment of future Trust administrative expenses.

(2) Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

9. Supplemental Information on Oil and Natural Gas Producing Activities (Unaudited)

The following supplemental information includes capitalized costs related to oil and natural gas producing activities; costs incurred in oil and natural gas property acquisition, exploration and development; and the results of operations for oil and natural gas producing activities. Supplemental information is also provided for oil, natural gas and NGL production and average sales prices; the estimated quantities of proved oil, natural gas and NGL reserves; the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves; and a summary of the changes in the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves. This supplemental information was prepared on an accrual basis, which is the basis upon which Avalon, Sandridge, and the Underlying Properties maintained their records and is different from the modified cash basis on which the Trust’s financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31, 2019
		For the period
	Modified Cash Basis(1)	September 1, 2018 to December 31, 2018	September 1, 2019 to December 31, 2019	Accrual Basis (2)
Production Data (Unaudited)
Oil (MBbls)	422.0	(146.1)	138.7	415.0
NGL (MBbls)	57.0	(21.2)	13.8	49.6
Natural Gas (MMcf)	181.2	(67.2)	48.2	162.2
Combined equivalent volumes (MBoe)(3)	509.2	(178.5)	160.6	491.3

Royalty Income (in thousands)	$22,374	$(7,887)	$7,109	$21,596
Expenses (in thousands):
Post-production costs	50	2	2	54
Property taxes	—	(43)	1,719	1,676
Production taxes	1,061	(375)	335	1,021
	$21,263	$(7,471)	$5,053	$18,845

	Year Ended December 31, 2018
		For the period
	Modified Cash Basis(4)	September 1, 2017 to December 31, 2017	September 1, 2018 to December 31, 2018	Accrual Basis (2)
Production Data (Unaudited)
Oil (MBbls)	485.0	(168.3)	146.1	462.8
NGL (MBbls)	72.3	(25.4)	21.2	68.1
Natural Gas (MMcf)	227.3	(82.3)	67.2	212.2
Combined equivalent volumes (MBoe)(3)	595.2	(207.4)	178.5	566.3

Royalty Income (in thousands)	$29,806	$(9,472)	$7,887	$28,221
Expenses (in thousands):
Post-production costs	46	(1)	(2)	45
Property taxes	1,559	(43)	43	1,559
Production taxes	1,423	(451)	375	1,347
	$26,778	$(8,977)	$7,471	$25,270

(1) Production volumes attributable to the Royalty Interests and related revenues and expenses included in Avalon’s net revenue distributions to the trust represents production from September 1, 2018 to August 31, 2019.

(2) Production volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis for the years ended December 31, 2019 and 2018 respectively.

(3) Barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, which approximates the relative energy content of oil as compared to natural gas.

(4) Production volumes attributable to the Royalty Interests and related revenues and expenses included in SandRidge’s 2018 net revenue distributions to the Trust represents production from September 1, 2017 to August 31, 2018.

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Trust’s capitalized costs consisted of the following (in thousands):

	December 31,
	2019	2018
Investment in royalty interests
Proved(1)	$549,831	$549,831
Unproved	—	—
Total investment in royalty interests	549,831	549,831
Less accumulated amortization and impairment	(447,373)	(436,973)
Net investment in royalty interests	$102,458	$112,858

(1) Royalty Interests conveyed to the Trust by Avalon were in proved properties only.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

The Trust is not responsible for any costs incurred related to the Underlying Properties. As such, the Trust did not incur any costs in the exploration or development of oil and natural gas properties during the years ended December 31, 2019 or 2018.

Results of Operations for Oil and Natural Gas Producing Activities (Unaudited)

The Trust’s results of operations from oil and natural gas producing activities for each of the years ended 2019 and 2018 are shown in the following table (in thousands):

	December 31,(1)
	2019	2018
Revenues	$21,663	$28,272
Expenses(2)
Post-production costs	54	45
Property taxes	1,676	1,559
Production taxes	1,021	1,347
Amortization expense(3)	10,399	11,018
Income before income taxes	8,513	14,303
Income taxes(4)	36	47
Results of operations for oil and natural gas producing activities (excluding general and administrative costs and derivative settlements of the Trust)	$8,477	$14,256

(1)  Revenues and post-production costs attributable to volumes produced from January 1 to December 31 of the respective year, regardless of whether proceeds from the sale of production have been remitted to the Trust by Avalon and SandRidge, respectively.

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

The summary below presents changes in the Trust’s estimated reserves during the years ended December 31, 2019 and 2018.

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)(1)
Proved developed and undeveloped reserves
As of December 31, 2017	4,999.9	758.9	2,544.4
Revisions of previous estimates	30.4	1.0	(168.4)
Extensions and discoveries	—	—	—
Production(2)	(462.8)	(68.1)	(212.2)
As of December 31, 2018	4,567.5	691.8	2,163.8
Revisions of previous estimates	(233.8)	(230.7)	(642.5)
Extensions and discoveries	—	—	—
Production(2)	(415.0)	(49.6)	(162.2)
As of December 31, 2019	3,918.7	411.5	1,359.1

Proved developed reserves(3)
As of December 31, 2018	4,567.5	691.8	2,163.8
As of December 31, 2019	3,918.7	411.5	1,359.1
Proved undeveloped reserves(3)
As of December 31, 2018	—	—	—
As of December 31, 2019	—	—	—

(1)  Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

(2)  Volumes produced from January 1 to December 31 of the respective year, regardless of whether proceeds from the sale of such production have been remitted to the Trust by SandRidge or Avalon, as applicable.

(3)  Estimated proved reserves were determined using a 12-month average price for oil, natural gas and NGL.

The Trust recognized net reductions to reserves associated with proved properties of approximately 571.6 MBoe as a result of pricing during 2019. The Trust recognized net additions to reserves associated with proved properties of approximately 3.3 MBoe due to pricing and well performance during 2018.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The assumptions underlying the computation of the standardized measure of discounted cash flows are summarized as follows:

•	the standardized measure includes estimates of proved oil, natural gas and NGL reserves and projected future production volumes based upon economic conditions;

•	pricing is applied based upon 12-month average market prices at December 31, 2019 and 2018. The calculated weighted average per unit prices for the Trust’s proved reserves and future net revenues were as follows;

	December 31,
	2019	2018
Oil (per barrel)	$51.58	$59.12
NGL (per barrel)	$19.55	$24.91
Natural Gas (per Mcf)	$0.88	$1.89

•	a discount factor of 10% per year is applied annually to the future net cash flows; and

•	future income tax expenses are computed based upon the estimated effective state income tax rates of 0.1655%. The Trust is not required to pay federal income taxes.

The summary below presents the Trust’s future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure in ASC Topic 932 (in thousands).

	As of December 31,
	2019	2018
Future cash inflows from production	$211,362	$291,358
Future production costs(1)	(16,434)	(22,896)
Future income taxes	(350)	(482)
Undiscounted future net cash flows	194,578	267,980
10% annual discount	(90,764)	(132,493)
Standardized measure of discounted future net cash flows	$103,814	$135,487

(1) Includes the Trust’s proportionate share of production taxes and post-production costs. The Trust does not bear any development or operational costs related to wells.

The following table represents the Trust’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

Present value as of December 31, 2017	$122,983
Revenues less post-production and other costs	(25,269)
Net changes in prices, production and other costs	27,269
Revisions of previous quantity estimates	716
Accretion of discount	11,217
Net changes in income taxes	(22)
Timing differences and other(1)	(1,407)
Net change for the year	12,504
Present value as of December 31, 2018	$135,487
Revenues less post-production and other costs	(18,843)
Net changes in prices, production and other costs	(18,032)
Revisions of previous quantity estimates	(10,641)
Accretion of discount	12,396
Net changes in income taxes	57
Timing differences and other(1)	3,390
Net change for the year	(31,673)
Present value as of December 31, 2019	$103,814

(1) Changes in timing differences and other are related to revisions in the estimated timing of production and, as applicable, development.

10. Quarterly Financial Results (Unaudited)

The Trust’s operating results for each calendar quarter of 2019 and 2018 are summarized below (in thousands, except per unit data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(1)	(2)	(3)	(4)
2019
Royalty income	$6,257	$4,901	$6,068	$5,216
Distributable income available to unitholders	$4,981	$3,780	$4,671	$3,857
Distributable income per common unit	$0.095	$0.071	$0.089	$0.073

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(5)	(6)	(7)	(8)
2018
Royalty income	$6,925	$7,737	$7,984	$7,211
Distributable income available to unitholders	$5,935	$6,568	$6,781	$6,042
Distributable income per common unit	$0.113	$0.125	$0.129	$0.115

(1)  Includes proceeds attributable to production from the wells burdened by the Royalty Interests from September 1, 2018 to November 30, 2018.

(2)  Includes proceeds attributable to production from the wells burdened by the Royalty Interests from December 1, 2018 to February 28, 2019.

(3)  Includes proceeds attributable to production from the wells burdened by the Royalty Interests from March 1, 2019 to May 31, 2019.

(4)  Includes proceeds attributable to production from the wells burdened by the Royalty Interests from June 1, 2019 to August 31, 2019.

(5)  Includes proceeds attributable to production from the wells burdened by the Royalty Interests from September 1, 2017 to November 30, 2017.

(6)  Includes proceeds attributable to production from the wells burdened by the Royalty Interests from December 1, 2017 to February 28, 2018.

(7)  Includes proceeds attributable to production from the wells burdened by the Royalty Interests from March 1, 2018 to May 31, 2018.

(8)  Includes proceeds attributable to production from the wells burdened by the Royalty Interests from June 1, 2018 to August 31, 2018.