Form 10-Q
period 2020-03-31
SandRidge Permian Trust
filed 2020-05-11
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(512) 236-6555

Former name, former address and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units of Beneficial Interest	PER	The New York Stock Exchange

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

As of April 30, 2020, 52,500,000 Common Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended March 31, 2020

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

As disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) and elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), on November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its outstanding Trust units to Avalon Energy, LLC, a Texas limited liability company (“Avalon”).

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” about the Trust, Avalon and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere in this Quarterly Report regarding the Trust’s or Avalon’s plans and objectives for future operations, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s 2019 Form 10-K, which could affect the future results of the energy industry in general, and the Trust and Avalon in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Avalon’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,134	$4,698
Investment in royalty interests	549,831	549,831
Less: accumulated amortization and impairment	(526,732)	(447,373)
Net investment in royalty interests	23,099	102,458
Total assets	$26,233	$107,156
TRUST CORPUS
Trust corpus, 52,500,000 units issued and outstanding at March 31, 2020 and December 31, 2019	$26,233	$107,156

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

(In thousands, except per unit data)

	Three Months Ended March 31,
	2020	2019
Revenues
Royalty income	$5,289	$6,257
Total revenues	5,289	6,257
Expenses
Post-production expenses	15	12
Property taxes	1,676	—
Production taxes	254	300
Trust administrative expenses	708	433
Cash reserves (used) withheld for current Trust expenses, net of amounts (withheld) used	(1,574)	531
Total expenses	1,079	1,276
Distributable income available to unitholders	$4,210	$4,981
Distributable income per unit (52,500,000 units issued and outstanding)	$0.080	$0.095

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Trust corpus, beginning of period	$107,156	$115,225
Amortization of investment in royalty interests	(2,265)	(2,560)
Impairment of investment in royalty interests	(77,094)	—
Net cash reserves withheld	(1,574)	531
Distributable income	4,210	4,981
Distributions paid to unitholders	(4,200)	(4,987)
Trust corpus, end of period	$26,233	$113,190

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

The Trust holds royalty interests conveyed by SandRidge from its interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). These royalty interests were conveyed by SandRidge to the Trust (the “Royalty Interests”) concurrent with the initial public offering of the Trust’s common units (“Trust units”) in August 2011 pursuant to the terms set forth in conveyancing documents effective April 1, 2011 (the “Conveyances”). As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust units and 13,125,000 subordinated units of the Trust (“subordinated units”), to certain wholly-owned subsidiaries of SandRidge.

Pursuant to a development agreement between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, 888 development wells within an area of mutual interest (“AMI”) by March 31, 2016 (the “Trust Development Wells”). SandRidge fulfilled this obligation in November 2014. As no additional development wells will be drilled, the Trust’s production is expected to decline each quarter during the remainder of its life. As a result of SandRidge fulfilling its drilling obligation, the subordinated units converted to Trust units in January 2016. At October 31, 2018, SandRidge owned 13,125,000 Trust units, or 25% of all Trust units.

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its outstanding Trust units (the “Sale Transaction”) to Avalon Energy, LLC, a Texas limited liability company (“Avalon”). The Conveyances permitted SandRidge to sell all or any part of its interest in the Underlying Properties, where the Underlying Properties were sold subject to and burdened by the Royalty Interests. In connection with the Sale Transaction, Avalon and its affiliates assumed all of SandRidge’s obligations under the Conveyances, the Trust Agreement and the administrative services agreement between SandRidge and the Trust pursuant to which SandRidge and Avalon have provided accounting, tax preparation, bookkeeping and informational services to the Trust (the “Administrative Services Agreement”). In addition, SandRidge assigned its rights under the registration rights agreement between SandRidge and the Trust to Avalon. As of March 31, 2020, Avalon holds 13,125,000 Trust units, or 25% of all Trust units.

In connection with the Sales Transaction, Avalon obtained a revolving line of credit from Washington Federal, National Association (“WaFed”) pursuant to the terms of a Loan Agreement and related security documents (the “WaFed Loan”). Avalon used the proceeds of the WaFed Loan to fund a portion of the purchase price for the interests in the Underlying Properties and Trust units acquired in the Sale Transaction. The WaFed Loan is secured by a first lien mortgage on Avalon’s interest in the Underlying Properties and a pledge of the Avalon Trust units (the “WaFed Collateral”). The Royalty Interests are not part of the WaFed Collateral.

As a part of the Sale Transaction, SandRidge and Avalon entered into a transition services agreement pursuant to which SandRidge provided certain transition services to Avalon, including trust administration services, through April 30, 2019. The transition services agreement has expired.

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, any operating or capital costs related to the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. The Trust Agreement generally limits the Trust’s business activities to owning the Royalty Interests and certain activities reasonably related thereto, including activities required or permitted by the terms of the Conveyances.

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

The Trust will dissolve and begin to liquidate on March 31, 2031 (the “Termination Date”), unless sooner dissolved in accordance with the terms of the Trust Agreement as described below, and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to Avalon. The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis, subject to Avalon’s right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. In addition, the Trust will dissolve if one of the following events occurs prior to the Termination Date: (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) the Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved pursuant to the provisions of the Delaware Statutory Trust Act. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets (subject to Avalon’s right of first refusal to purchase the Royalty Interests retained by the Trust as of the date of such event), either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

2. Going Concern and Potential Early Termination of the Trust

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed under “Distributions to Unitholders” in Note 7 below, during April 2020, as a result of increased production costs necessary to operate the Underlying Properties, coupled with the sharp decline in oil and gas prices since the beginning of 2020, Avalon informed the Trustee that Avalon is unable to pay on a timely basis the quarterly distribution amount it owes to the Trust for the three-month period ended March 31, 2020 and believes it will be unable to generate sufficient cash for quarterly payments to the Trust for the foreseeable future. Assuming that Avalon is unable to make the quarterly payment to the Trust for the three-month period ended March 31, 2020 or future quarterly payments, cash available for distribution for the four consecutive quarters ending September 30, 2020, on a cumulative basis, may fall below $5.0 million, which would require the Trust to commence termination shortly after the quarterly cash distribution would be required to be made in November 2020. If that early termination event occurs, the Trustee will be required to sell all of the Trust’s remaining assets and liquidate the Trust. Due to this uncertainty, there is substantial doubt regarding the Trust’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Basis of Presentation and Summary of Significant Accounting Policies

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which is determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. During the three-month period ended March 31, 2020, due to the sharp decline in oil and gas prices since the beginning of 2020, the Trust recorded an impairment in the carrying value of the Investment in Royalty Interests of $77.1 million. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the investment in Royalty Interests during the three-month period ended March 31, 2019. Material write-downs in subsequent periods may occur if commodity prices continue to decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 6 below for further discussion.

Distributable Income Per Unit. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to rounding and the timing of the Trust’s payment of Trust administrative expenses and other costs.

Interim Financial Statements. The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2019 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2019 has been derived from audited financial statements. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2019 Form 10-K.

4. Distributions to Unitholders

2019 Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period consisting of the first two months of the most recently ended quarter and the final month of the preceding quarter. A summary of the Trust’s distributions to unitholders during the three-month period ended March 31, 2020 and the year ended December 31, 2019 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2020
First Quarter	September 1, 2019 — November 30, 2019	January 23, 2020	February 28, 2020	$4.2	$0.080
Calendar Quarter 2019
First Quarter	September 1, 2018 — November 30, 2018	January 24, 2019	February 22, 2019	$5.0	$0.095
Second Quarter	December 1, 2018 — February 28, 2019	April 25, 2019	May 24, 2019	$3.7	$0.071
Third Quarter	March 1, 2019 — May 31, 2019	July 25, 2019	August 23, 2019	$4.7	$0.089
Fourth Quarter	June 1, 2019 — August 31, 2019	October 24, 2019	November 24, 2019	$3.8	$0.073

5. Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee, which prior to 2017 was $150,000. The annual administrative fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the three-month periods ended March 31, 2020 and 2019 totaled approximately $40,000 and $39,000, respectively.

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

Administrative Services Agreement.  The Trust is party to an Administrative Services Agreement with Avalon (as the assignee of SandRidge) that obligates the Trust to pay Avalon an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by Avalon on behalf of the Trust. For its services under the Administrative Services Agreement, Avalon receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. Avalon is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the Administrative Services Agreement. The Administrative Services Agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by Avalon, the date that either Avalon or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of Avalon and (iv) a date mutually agreed by Avalon and the Trustee. During each of the three-month periods ended March 31, 2020 and 2019, the Trust paid administrative fees in the amount of $75,000 to Avalon and SandRidge, respectively. During the three-month period ended March 31, 2020, the Trust reimbursed Avalon for approximately $124,000 for out-of-pocket fees, costs and expenses that Avalon had incurred in prior periods.

6. Commitments and Contingencies

Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as the assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If Avalon were to loan funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid in full, with interest, unless Avalon consents to any further distributions. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party. No such loan from Avalon was outstanding at March 31, 2020 or December 31, 2019, and given Avalon’s current financial condition, as further discussed under “Avalon’s Financial Condition” in Note 6 below, it is unlikely such loan could be made.

Risks and Uncertainties.  The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as overall oil, natural gas and NGL production and inventories in the Permian Basin, economic conditions impacting the energy industry generally, the global political environment, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile, reached a historical low during April 2020 due to the reduced demand for crude oil products as a result of the COVID-19 pandemic, and may be subject to significant fluctuations in the future. In the absence of derivative arrangements, continuing low levels of future production and record low commodity prices will reduce the Trust’s revenues and distributable income available to unitholders.

Following the closing of the Sale Transaction, the Trust is highly dependent on Avalon for multiple services, including the operation of the oil and gas wells burdened by the Royalty Interests (the “Wells”), remittance of net proceeds from the sale of production from the Wells to the Trust, administrative services such as accounting, tax preparation, and bookkeeping, and information services performed on behalf of the Trust. Avalon is a relatively new oil and gas company formed in August 2018 with no prior operating history. Avalon’s ability to continue operating the Underlying Properties depends on its financial condition and economic performance, access to capital, and other factors, many of which are out of Avalon’s control.

As previously reported in the Trust’s Form 8-K filed on April 23, 2020 (the “April 2020 Form 8-K”), Avalon informed the Trustee that during 2019, Avalon repaired 29 producing wells burdened by the Overriding Royalty Interests to increase production. Avalon has reported that this effort, combined with higher-than-expected lease operating expenses (“LOE”) and declining oil prices, contributed to an operating loss for Avalon in 2019 despite Avalon’s efforts to reduce LOE (including shutting in some non-economic wells, alternating production to reduce electrical and other field operating costs, and staff lay-offs). Avalon has informed the Trustee that Avalon is likely to shut in additional wells that are not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances. As a result of its operating loss in 2019, Avalon has informed the Trustee that Avalon’s independent public accounting firm is expected to include an emphasis of a matter paragraph in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2019. This negative impact could affect Avalon’s ability to operate the Wells and provide services to the Trust in the future.

7. Subsequent Events

Distribution to Unitholders. As reported in the April 2020 Form 8-K, Avalon has informed the Trustee that Avalon is unable to pay on a timely basis the approximately $4.65 million it owes the Trust, which reflects the quarterly distribution amount for the three-month period ended March 31, 2020 (which primarily relates to production attributable to the Trust’s interests from December 1, 2019 to February 29, 2020) of approximately $3.73 million, or $0.071 per unit,  together with approximately $0.73 million of Trust expenses and $0.19 million to be withheld by the Trustee for the Trust’s previously disclosed cash reserve for future known, anticipated or contingent expenses or liabilities of the Trust. Consequently, the Trustee will not be able to make the quarterly distribution to unitholders. In accordance with the terms of the Conveyances, the unpaid amount owed the Trust will accrue interest at the rate of interest per annum publicly announced from time to time by The Bank of New York Mellon Trust Company, N.A. at its “prime rate” in effect at its principal office in New York City until paid to the Trust. Avalon has informed the Trustee that Avalon intends to make the payment of the distribution to the Trust, with interest in accordance with the Conveyances, when funds are available to do so; however, as discussed below, Avalon believes it will be unable to generate sufficient cash for quarterly payments to the Trust for the foreseeable future.

Avalon has informed the Trustee that Avalon is using its commercially reasonable efforts to preserve the oil and gas leases burdened by the Royalty Interests so that in the future, assuming that oil prices return to a profitable level, the Trust will still hold its Royalty Interests, and Trust unitholders may have the opportunity to receive future quarterly distributions. Avalon also has informed the Trustee that it believes that continuing production from those Wells required to preserve such leases is preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon has reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties was insufficient to cover all such costs. Avalon had anticipated that revenues from current period production would be sufficient to fund the quarterly payment to the Trust; however, revenues from current period production have been insufficient to generate the cash needed to make the quarterly payment to the Trust for the quarter ended March 31, 2020 due to the sharp drop in crude oil prices during the first quarter of 2020. Avalon has informed the Trustee that due to its decision to prioritize the preservation of oil and gas leases burdened by the Royalty Interests, coupled with the sharp decline in oil and gas prices since the beginning of 2020 as discussed elsewhere in this report, Avalon believes it will be unable to generate sufficient cash for quarterly payments to the Trust for the foreseeable future.

Avalon has provided the following information to show Avalon’s calculation of the amount it owes to the Trust for the three-month period ended March 31, 2020 (which primarily relates to production attributable to the Trust’s interests from December 1, 2019 to February 29, 2020). However, as described above, Avalon has informed the Trustee that Avalon is unable to make the payment to the Trust on a timely basis, and is unable to predict when it expects to be able to make the payment. (In thousands, except for unit and per unit amounts.)

Revenues
Royalty income	$4,904
Total revenues	4,904
Expenses
Post-production expenses	22
Production taxes	228
Cash reserves withheld by Trustee (1)	732
Total expenses	982
Distributable income to unitholders	$3,922
Additional cash reserve (2)	190
Distributable income available to unitholders	$3,732
Distributable income per unit (52,500,000 units issued and outstanding)	$0.071

(1) Includes amounts withheld for payment of future Trust administrative expenses.

(2) Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

Avalon’s Financial Condition. The reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and the recent dramatic reduction in the benchmark price of crude oil have had a negative impact on Avalon’s financial condition. Avalon has informed the Trustee that during the first quarter of 2020 and in April of this year, it has shut in additional Wells that are not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances, in an effort to further reduce LOE. These Wells were not necessary to hold the leasehold interests burdened by the Trust’s Royalty Interests.

As a result of continuing operating losses and the anticipated reduction in the value of proved reserves attributable to Avalon’s net revenue interest in the Underlying Properties and other oil and gas assets, Avalon has notified the Trust that it anticipates WaFed will notify Avalon in the near future (concurrent with WaFed’s redetermination of the borrowing base under the terms of the WaFed Loan) that the borrowing base has been reduced to less than the outstanding principal amount of the WaFed Loan. As Avalon has indicated to the Trust that Avalon does not presently have sufficient cash available to pay down the principal amount of the WaFed Loan to come into compliance with the adjusted borrowing base, it is possible that WaFed will foreclose on the WaFed Collateral securing the loan or take other steps to protect its interest in such collateral. Absent further direction from WaFed, Avalon cannot predict what action WaFed will take with respect to its anticipated default under the WaFed Loan. However, any action that WaFed takes could result in Avalon’s loss of control over the Underlying Properties or its replacement as an operator of the Underlying Properties or both. The Trustee intends to monitor this situation closely and will take any appropriate action to protect its Royalty Interests.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis are intended to help the reader understand the financial condition, results of operations, liquidity and capital resources of SandRidge Permian Trust (the “Trust”). This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2019 Form 10-K. All information regarding operations was provided to the Trustee by Avalon.

Overview

The Trust is a statutory trust formed under the Delaware Statutory Trust Act pursuant to a trust agreement, as amended and restated (the “Trust Agreement”), by and among SandRidge Energy, Inc. (“SandRidge”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).

The Trust holds royalty interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). These royalty interests were conveyed by SandRidge to the Trust (the “Royalty Interests”) concurrent with the initial public offering of the Trust’s common units (“Trust Units”) in August 2011 pursuant to the terms set forth in conveyancing documents effective April 1, 2011 (the “Conveyances”). As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust units and 13,125,000 subordinated units of the Trust (“subordinated units”) to certain wholly-owned subsidiaries of SandRidge.

Pursuant to a development agreement between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, 888 development wells within an area of mutual interest (“AMI”) by March 31, 2016 (the “Trust Development Wells”). SandRidge fulfilled this obligation in November 2014. As no additional development wells will be drilled, the Trust’s production is expected to decline each quarter during the remainder of its life. As a result of SandRidge fulfilling its drilling obligation, the subordinated units converted to Trust units in January 2016. At October 31, 2018, SandRidge owned 13,125,000 Trust units, or 25% of all Trust units.

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its Trust units (the “Sale Transaction”) to Avalon Energy LLC, a Texas limited liability company (“Avalon”). The Conveyances permitted SandRidge to sell all or any part of its interest in the Underlying Properties, where the Underlying Properties were sold subject to and burdened by the Royalty Interests. In connection with the Sale Transaction, Avalon and its affiliates assumed all of SandRidge’s obligations under the Conveyances and the Trust Agreement and the administrative services agreement between SandRidge and the Trust pursuant to which SandRidge and Avalon have provided accounting, tax preparation, bookkeeping and informational services to the Trust (the “Administrative Services Agreement”). In addition, SandRidge assigned its rights to Avalon under the registration rights agreement between SandRidge and the Trust. As of March 31, 2020, Avalon holds 13,125,000 Trust units, or 25% of all Trust units.

In connection with the Sales Transaction, Avalon obtained a revolving line of credit from Washington Federal, National Association (“WaFed”) pursuant to the terms of a Loan Agreement and related security documents (the “WaFed Loan”). Avalon used the proceeds of the WaFed Loan to fund a portion of the purchase price for the interests in the Underlying Properties and Trust units acquired in the Sale Transaction. The WaFed Loan is secured by a first lien mortgage on Avalon’s interest in the Underlying Properties and a pledge of the Avalon Trust units (the “WaFed Collateral”). The Royalty Interests are not part of the WaFed Collateral.

As a part of the Sale Transaction, SandRidge and Avalon entered into a transition services agreement pursuant to which SandRidge provided certain transition services to Avalon, including trust administration services, through April 30, 2019. The transition services agreement has expired.

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, any operating or capital costs related to the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. The Trust Agreement generally limits the Trust’s business activities to owning the Royalty Interests and activities reasonably related thereto, including activities required or permitted by the terms of the Conveyances.

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

The Trust will dissolve and begin to liquidate on March 31, 2031 (the “Termination Date”), unless sooner dissolved in accordance with the terms of the Trust Agreement as described below and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to Avalon. The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis, subject to Avalon’s right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. In addition, the Trust will dissolve if one of the following events occurs prior to the Termination Date: (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) the Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved pursuant to the provisions of the Delaware Statutory Trust Act. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets (subject to Avalon’s right of first refusal to purchase the Royalty Interests retained by the Trust as of the date of such event), either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile and experienced significant fluctuations during 2019 and have declined sharply in 2020 in response to the economic effects of the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries, including Saudi Arabia, and the global outbreak of the novel form of coronavirus known as COVID-19. The spot price for WTI crude oil has decreased from $61.17 on January 2, 2020 to $19.72 on May 1, 2020.  A buildup in inventories, lower global demand, political unrest, or other factors, such as the economic effects of the COVID-19 pandemic, could cause prices for U.S. oil, natural gas and NGL to fluctuate significantly in the future. As a result, there can be no assurance that prices for oil, natural gas and NGL will be maintained at a constant level for any significant period of time.

COVID-19. The COVID-19 pandemic has resulted in widespread and localized health crises that adversely affect general commercial activity, the economies and financial markets of many countries and localities, as well as global demand for oil, natural gas and NGL. COVID-19 and the federal, state and local governmental responses to the pandemic also have resulted in significant business and operational disruptions, including business closures, disruptions to supply chains, travel restrictions and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving, and it is not possible to reliably estimate the impact that these developments will have on future periods. A prolonged period of low crude oil and natural gas prices will adversely affect Avalon as the operator of the Underlying Properties.  If commodity prices for crude oil, natural gas and NGL remain at reduced levels, distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders.

Potential Early Termination of the Trust. The Trust Agreement provides that the Trust will terminate if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million. If this early termination event occurs, the Trust Agreement will require the Trustee to sell the Royalty Interests, either by private sale or public auction, subject to Avalon's right of first refusal to purchase the Royalty Interests. After the sale of all of the Royalty Interests, payment of all Trust liabilities and establishment of reasonable provisions for the payment of additional anticipated or contingent Trust expenses or liabilities, the Trustee will distribute the net proceeds of the sale to the Trust unitholders.

Based on Avalon's estimates for the next twelve months regarding projected production from the Underlying Properties and estimated pricing for WTI crude oil based on futures prices as of May 1, 2020 readily available in the public market, adjusted for differentials, and assuming that Avalon is unable to make the quarterly payment to the Trust for the three-month period ended March 31, 2020 as discussed below under “Liquidity and Capital Resources—Future Trust Distributions to Unitholders”, cash available for distribution for the four consecutive quarters ending September 30, 2020, on a cumulative basis, may fall below $5.0 million, which would require the Trust to commence termination shortly after the required quarterly cash distribution is to be made in November 2020. If that occurs, the Trustee would be required to sell all of the Trust’s remaining assets and liquidate the Trust. Due to this uncertainty, there is substantial doubt regarding the Trust’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Developments. As previously disclosed, on December 27, 2019, the Trust received written notification from The New York Stock Exchange (“NYSE”) that the Trust no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust units fell below $1.00 over a 30 consecutive trading-day period. If the Trust were unable to regain compliance with the applicable standards within a six-month cure period, the NYSE would commence suspension and delisting procedures. Although the Trust units continue to be traded on the NYSE, the Trust might be unable to maintain compliance with the NYSE’s listing standards and could again become subject to the NYSE delisting procedures. On April 23, 2020, the NYSE notified the Trustee that pursuant to temporary NYSE rule changes adopted in response to the dramatic fluctuations in the capital markets resulting from the COVID-19 pandemic, the cure period in which the Trust may regain compliance with the applicable listing standards has been extended to September 5, 2020.

Properties. As of March 31, 2020, the Trust’s assets consisted of Royalty Interests that burden oil and natural gas wells located on the Underlying Properties (the “Wells”), all of which are located in Andrews County, Texas.

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

Pursuant to Internal Revenue Code (“IRC”) Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at 30% of gross income unless the rate is reduced by treaty. This is intended to be a qualified notice to nominees and brokers as provided for under Treasury Regulation Section 1.1446-4(b) by the Trust, and while specific relief is not specified for IRC Section 1441 income, this disclosure is intended to suffice. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The Tax Cuts and Jobs Act (the “TCJA”) enacted in December 2017 treats a non-U.S. holder’s gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The TCJA also requires the transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation. Pending the finalization of proposed regulations under IRC Section 1446, the IRS has suspended this new withholding obligation with respect to publicly traded partnerships such as the Trust, which is classified as a partnership for federal and state income tax purposes.

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production from the Wells, the prices received for such production and post-production costs (primarily transportation). Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from Avalon. Information regarding the Trust’s production, pricing and costs for the three-month periods ended March 31, 2020 and 2019 is presented below.

	Three Months Ended March 31,
	2020(1)	2019(2)
Production Data
Oil (MBbls)	93	109
NGL (MBbls)	10	16
Natural gas (MMcf)	39	51
Combined equivalent volumes (MBoe)	110	134
Average daily combined equivalent volumes (MBoe/d)	1.2	1.5
Well Data
Initial and Trust Development Wells producing - average	1,025	1,060
Revenues (in thousands)
Royalty income	$5,289	$6,257
Total revenue	5,289	6,257
Expenses (in thousands)
Post-production expenses	15	12
Property taxes	1,676	—
Production taxes	254	300
Trust administrative expenses	708	433
Cash reserves (used) withheld for current Trust expenses, net of amounts (withheld) used	(1,574)	531
Total expenses	1,079	1,276
Distributable income available to unitholders	$4,210	$4,981
Average Prices
Oil (per Bbl)	$53.93	$52.41
NGL (per Bbl)	$19.48	$26.22
Combined oil and NGL (per Bbl)	$50.51	$49.09
Natural gas (per Mcf)	$0.92	$1.75
Combined equivalent (per Boe)	$47.89	$46.63
Average Prices — including impact of post-production expenses
Natural gas (per Mcf)	$0.53	$1.52
Combined equivalent (per Boe)	$47.76	$46.54
Expenses (per Boe)
Post-production production	$0.14	$0.09
Production taxes	$2.31	$2.24

(1)	Production volumes and related revenues and expenses for the three-month period ended March 31, 2020 (included in Avalon’s February 2020 net revenue distribution to the Trust) represent production from September 1, 2019 to November 30, 2019.

(2)	Production volumes and related revenues and expenses for the three-month period ended March 31, 2019 (included in Avalon’s February 2019 net revenue distribution to the Trust) represent production from September 1, 2018 to November 30, 2018.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the three-month period ended March 31, 2020 totaled $5.3 million compared to $6.3 million received during the three-month period ended March 31, 2019. The approximate $1.0 million decrease in royalty income was attributable to a decrease in total volumes produced. The average number of producing wells in the three-month period ended March 31, 2020 decreased by 35 from 1,060 wells in the three-month period ended March 31, 2019, because certain Wells that could not produce minerals in commercial quantities due to a continuing decline in production were shut in.

Expenses

Property Taxes. Property taxes paid during the quarter ended March 31, 2020 were approximately $1.7 million, which related to 2019 property taxes. There were no property taxes paid during the three months ended March 31, 2019 as the applicable taxes were paid during a prior period.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2020 totaled approximately $0.3 million, or $2.31 per Boe, and were approximately 4.8% of royalty income. Production taxes for the three-month period ended March 31, 2019 totaled approximately $0.3 million, or $2.24 per Boe, and were approximately 4.8% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to Avalon, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended March 31, 2020 totaled approximately $0.7 million compared to approximately $0.4 million for the three-month period ended March 31, 2019. The increase during the 2020 period primarily relates to the timing of administrative expense payments.

Distributable Income

Distributable income for the three-month period ended March 31, 2020 was $4.2 million, which included a net reduction of approximately $1.6 million to the cash reserve for the payment of future Trust expenses, reflecting approximately $2.4 million used to pay Trust expenses during the period partially offset by approximately $0.8 million withheld from the February 2020 cash distribution to unitholders. Distributable income for the three-month period ended March 31, 2019 was $5.0 million, which included a net addition of approximately $0.5 million to the cash reserve for the payment of future Trust expenses, reflecting approximately $0.9 million withheld from the February 2019 cash distribution to unitholders partially offset by approximately $0.4 million used to pay Trust expenses during the period.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flow generated from the Royalty Interests and borrowings to fund administrative expenses, including any amounts borrowed under Avalon’s loan commitment described in Note 6 to the unaudited interim financial statements contained in Part I, Item 1 of this report. The Trust’s primary uses of cash are distributions to Trust unitholders, the payment of Trust administrative expenses, establishing reserves (as determined by the Trustee) for future liabilities, the payment of applicable taxes and the payment of expense reimbursements to Avalon for out-of-pocket expenses incurred on behalf of the Trust. The Trust does not have any obligation to pay any costs associated with the operation of the Wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 paid to Avalon pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests during that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including Avalon, to pay such expenses. The Trustee does not intend to lend funds to the Trust. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as the assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If Avalon loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid in full, with interest, unless Avalon consents to any further distributions. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party. No such loan was outstanding at March 31, 2020 or December 31, 2019, and given Avalon’s current financial condition, as further discussed under “Avalon’s Financial Condition” below, it is unlikely such loan could be made.

Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee has withheld, and in the future intends to withhold, the greater of $190,000 or 3.5% of the funds otherwise available for distribution to Trust unitholders each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of approximately $2,275,000. In 2019, the Trustee withheld an aggregate of $760,000 from the funds otherwise available for distribution to Trust unitholders. In February 2020, the Trustee withheld approximately $190,000 from the funds otherwise available for distribution.

The Trust is highly dependent on Avalon for multiple services, including the operation of the Wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping, regulatory filings and information services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses. Avalon is a relatively new oil and gas company formed in August 2018 with no prior operating history. Avalon’s ability to continue operating the Underlying Properties depends on its future financial condition and economic performance, access to capital, and other factors, many of which are out of Avalon’s control. If the reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and the recent reduction in the benchmark price of crude oil persist for the near term or longer, such factors are likely to have a negative impact on Avalon’s financial condition. This negative impact could affect Avalon’s ability to operate the wells and provide services to the Trust. Avalon has informed the Trustee that during 2019, Avalon repaired 29 producing wells burdened by the Overriding Royalty Interests to increase production. Avalon has reported that this effort, combined with higher-than-expected lease operating expenses (“LOE”) and declining oil prices, contributed to an operating loss for Avalon in 2019 despite Avalon’s efforts to reduce LOE (including shutting in some non-economic wells, alternating production to reduce electrical and other field operating costs, and staff lay-offs). Avalon has informed the Trustee that Avalon is likely to shut in additional wells that are not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances. As a result of this operating loss for Avalon in 2019, Avalon has informed the Trustee that Avalon’s independent public accounting firm is expected to include an emphasis of matter paragraph in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2019.

2020 Trust Distributions to Unitholders. On January 23, 2020, the Trust declared a cash distribution of $0.080 per unit covering production for the three-month period from September 1, 2019 to November 30, 2019, payable to record unitholders as of February 14, 2020. The distribution, totaling $4.2 million, was made on February 28, 2020.

Future Trust Distributions to Unitholders. During the three-month production period from December 31, 2019 to February 29, 2020, combined sales volumes were lower than the previous period and the average price received per Boe from the sale of oil, natural gas and NGL attributable to the Royalty Interests decreased as compared to the three-month period ended November 30, 2019. On April 23, 2020, the Trust declared a cash distribution of $0.071 per unit covering production for the period.

As previously reported in the Trust’s Form 8-K filed on April 23, 2020, Avalon has informed the Trustee that Avalon is unable to pay on a timely basis the approximately $4.65 million it owes the Trust, which reflects the quarterly distribution amount for the three-month period ended March 31, 2020 (which primarily relates to production attributable to the Trust’s interests from December 1, 2019 to February 29, 2020) of approximately $3.73 million, or $0.071 per unit,  together with approximately $0.73 million of Trust expenses and $0.19 million to be withheld by the Trustee for the Trust’s previously disclosed cash reserve for future known, anticipated or contingent expenses or liabilities of the Trust. Consequently, the Trustee will not be able to make the quarterly distribution to unitholders. In accordance with the terms of the Conveyances, the unpaid amount owed the Trust will accrue interest at the rate of interest per annum publicly announced from time to time by The Bank of New York Mellon Trust Company, N.A. at its “prime rate” in effect at its principal office in New York City until paid to the Trust. Avalon has informed the Trustee that Avalon intends to make the payment of the distribution to the Trust, with interest in accordance with the Conveyances, when funds are available to do so; however, as discussed below, Avalon believes it will be unable to generate sufficient cash for quarterly payments to the Trust for the foreseeable future.

Avalon has informed the Trustee that Avalon is using its commercially reasonable efforts to preserve the oil and gas leases on which the Wells burdened by the Royalty Interests are located so that in the future, assuming that crude oil prices return to a profitable level, the Trust will still hold its Royalty Interests, and Trust unitholders may have the opportunity to receive future quarterly distributions. Avalon also has informed the Trustee that Avalon believes that continuing production from the Wells required to preserve such leases is preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon has reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties was insufficient to cover all such costs. Avalon had anticipated that revenues from current period production would be sufficient to fund the quarterly payment to the Trust; however, revenues from current period production have been insufficient to generate the cash needed to make the quarterly payment to the Trust for the quarter ended March 31, 2020 due to the sharp drop in crude oil prices during the first quarter of 2020. Avalon has informed the Trustee that due to its decision to prioritize the preservation of oil and gas leases burdened by the Royalty Interests, coupled with the sharp decline in oil and gas prices since the beginning of 2020 as discussed elsewhere in this report, Avalon believes it will be unable to generate sufficient cash for quarterly payments to the Trust for the foreseeable future.

The Trustee intends to monitor the situation closely and, if appropriate, may take legal action against Avalon to enforce the Trust’s rights under the Conveyances.

Avalon has provided the following information to show Avalon’s calculation of the amount it owes to the Trust for the three-month period ended March 31, 2020 (which primarily relates to production attributable to the Trust’s interests from December 1, 2019 to February 29, 2020). However, as described above, Avalon has informed the Trustee that Avalon is unable to make the payment to the Trust on a timely basis, and is unable to predict when it expects to be able to make the payment. (In thousands, except for unit and per unit amounts.)

Revenues
Royalty income	$4,904
Total revenues	4,904
Expenses
Post-production expenses	22
Production taxes	228
Cash reserves withheld by Trustee (1)	732
Total expenses	982
Distributable income to unitholders	$3,922
Additional cash reserve (2)	190
Distributable income available to unitholders	$3,732
Distributable income per unit (52,500,000 units issued and outstanding)	$0.071

(1) Includes amounts withheld for payment of future Trust administrative expenses.

(2) Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

Avalon’s Financial Condition. The reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and the recent dramatic reduction in the benchmark price of crude oil have had a negative impact on Avalon’s financial condition. Avalon has informed the Trustee that during the first quarter of 2020 and in April of this year, it has shut in additional Wells that are not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances, in an effort to further reduce LOE. These Wells were not necessary to hold the leasehold interests burdened by the Trust’s Royalty Interests.

As a result of continuing operating losses and the anticipated reduction in the value of proved reserves attributable to Avalon’s net revenue interest in the Underlying Properties and other oil and gas assets, Avalon has notified the Trust that it anticipates WaFed will notify Avalon in the near future (concurrent with WaFed’s redetermination of the borrowing base under the terms of the WaFed Loan) that the borrowing base has been reduced to less than the outstanding principal amount of the WaFed Loan. As Avalon has indicated to the Trust that Avalon does not presently have sufficient cash available to pay down the principal amount of the WaFed Loan to come into compliance with the adjusted borrowing base, it is possible that WaFed will foreclose on the WaFed Collateral securing the loan or take other steps to protect its interest in such collateral. Absent further direction from WaFed, Avalon cannot predict what action WaFed will take with respect to its anticipated default under the WaFed Loan. However, any action that WaFed takes could result in Avalon’s loss of control over the Underlying Properties or its replacement as an operator of the Underlying Properties or both. The Trustee intends to monitor this situation closely and will take any appropriate action to protect its Royalty Interests.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Avalon and its affiliates.

PART II. Other Information

ITEM 1A. Risk Factors

Except as provided below, there have been no material changes to the risk factors contained in Item 1A of the 2019 Form 10-K.

The COVID-19 pandemic could materially adversely affect proceeds to the Trust and cash distributions to unitholders.

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate spot price of crude oil has dropped sharply from $61.17 per barrel on January 2, 2020 to $19.72 per barrel on May 1, 2020, in response to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), including Saudi Arabia, which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving.

Continued low oil and natural gas prices may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, Avalon could determine during periods of low commodity prices to shut-in or curtail production from wells on the Underlying Properties, or even plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Avalon may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities, which could result in termination of the portion of the Royalty Interest relating to the abandoned well, and Avalon has no obligation to drill a replacement well. If commodity prices for crude oil and natural gas remain at reduced levels, cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders.

To the extent COVID-19 adversely affects production from the Underlying Properties or Avalon’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in the Trust’s 2019 Form 10-K.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of negative $37.63 per Bbl of crude oil in April 2020. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

The value of the Royalty Interests is highly dependent on the performance and financial condition of Avalon.

As of November 1, 2018, Avalon is the operator of all wells burdened by the Royalty Interests. The Conveyances provide that Avalon is obligated to market, or cause to be marketed, the oil, natural gas and NGL produced by such wells (to the extent such wells are capable of producing marketable hydrocarbons in paying quantities) from the Underlying Properties. If Avalon were to default on its obligation, the cash distributions to the Trust unitholders may be materially reduced. The Trust is highly dependent on its Trustor, Avalon, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. Due to the Trust’s reliance on Avalon to fulfill these obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on Avalon’s performance. Avalon has notified the Trustee that current reductions in production of crude oil and the current low prices for crude oil have adversely impacted Avalon’s financial condition. This negative impact could affect Avalon’s ability to operate the wells and provide services to the Trust. In addition, Avalon has informed the Trustee that Avalon’s independent public accounting firm is expected to include an emphasis of matter paragraph in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2019.

Avalon has informed the Trustee that during the first quarter of 2020 and in April of this year, it has shut in additional Wells that are not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances, in an effort to further reduce LOE. These Wells were not necessary to hold the leasehold interests burdened by the Trust’s Royalty Interests.

Avalon has informed the Trustee that Avalon is using its commercially reasonable efforts to preserve the oil and gas leases on which the Wells burdened by the Royalty Interests are located so that in the future, assuming that crude oil prices return to a profitable level, the Trust will still hold its Royalty Interests, and Trust unitholders may have the opportunity to receive future quarterly distributions. Avalon also has informed the Trustee that Avalon believes that continuing production from the Wells required to preserve such leases is preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon has reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties was insufficient to cover all such costs. Avalon had anticipated that revenues from current period production would be sufficient to fund the quarterly payment to the Trust; however, revenues from current period production have been insufficient to generate the cash needed to make the quarterly payment to the Trust for the quarter ended March 31, 2020 due to the sharp drop in crude oil prices during the first quarter of 2020. Avalon has informed the Trustee that due to its decision to prioritize the preservation of oil and gas leases burdened by the Royalty Interests, coupled with the sharp decline in oil and gas prices since the beginning of 2020 as discussed elsewhere in this report, Avalon believes it will be unable to generate sufficient cash for quarterly payments to the Trust for the foreseeable future.

In connection with the Sales Transaction, Avalon obtained a revolving line of credit from Washington Federal, National Association (“WaFed”) pursuant to the terms of a Loan Agreement and related security documents (the “WaFed Loan”). Avalon used the proceeds of the WaFed Loan to fund a portion of the purchase price for the interests in the Underlying Properties and Trust units acquired in the Sale Transaction. The WaFed Loan is secured by a first lien mortgage on Avalon’s interest in the Underlying Properties and a pledge of the Avalon Trust units (the “WaFed Collateral”). The Royalty Interests are not part of the WaFed Collateral. As a result of continuing operating losses and the anticipated reduction in the value of proved reserves attributable to Avalon’s net revenue interest in the Underlying Properties and other oil and gas assets, Avalon has notified the Trust that it anticipates that WaFed will notify Avalon in the near future (concurrent with WaFed’s redetermination of the borrowing base under the terms of the WaFed Loan) that the borrowing base has been reduced to less than the outstanding principal amount of the WaFed Loan. As Avalon has indicated to the Trust that Avalon does not presently have sufficient cash available to pay down the principal amount of the WaFed Loan to come into compliance with the adjusted borrowing base, it is possible that WaFed will foreclose on the WaFed Collateral securing the loan or take other steps to protect its interest in such collateral. Absent further direction from WaFed, Avalon cannot predict what action WaFed will take with respect to its anticipated default under the WaFed Loan. However, any action that WaFed takes could result in Avalon’s loss of control over the Underlying Properties or its replacement as an operator of the Underlying Properties or both, which could have an adverse effect on the value of the Royalty Interests and cash available for distribution.

The bankruptcy of operators could impede the operation of wells.

The value of the Royalty Interests and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of the operator of the wells. Avalon has not agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants. The ability to operate the Underlying Properties depends on an operator’s future financial condition, economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators, including Avalon.

Avalon is not a reporting company and is not required to file periodic reports with the SEC pursuant to the Exchange Act. Therefore, as a Trust unitholder, you do not have access to financial information about Avalon. Avalon has informed the Trustee that Avalon’s independent public accounting firm is expected to include an emphasis of matter paragraph in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2019. In the event of any future bankruptcy of Avalon or any other future operator of the Underlying Properties, the value of the Royalty Interests could be adversely affected by, among other things, delay or cessation of payments under the Royalty Interests, business disruptions or cessation of operations by the operator, replacements of operators, inability to find a replacement operator where necessary, reduced production of petroleum reserves. Any of such events would likely result in decreased distributions to Trust unitholders.

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

Date: May 11, 2020

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