Form 10-Q
period 2020-06-30
SandRidge Permian Trust
filed 2020-08-07
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020, 52,500,000 Common Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended June 30, 2020

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” about the Trust, Avalon and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere in this Quarterly Report regarding the Trust’s or Avalon’s plans and objectives for future operations, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s 2019 Form 10-K and in Item 1A of Part II of this Quarterly Report, which could affect the future results of the energy industry in general, and the Trust and Avalon in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Avalon’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,763	$4,698
Investment in royalty interests	549,831	549,831
Less: accumulated amortization and impairment	(527,293)	(447,373)
Net investment in royalty interests	22,538	102,458
Total assets	$25,301	$107,156
TRUST CORPUS
Trust corpus, 52,500,000 units issued and outstanding at June 30, 2020 and December 31, 2019	$25,301	$107,156

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Royalty income	$3	$4,901	$5,292	$11,158
Total revenues	3	4,901	5,292	11,158
Expenses
Post-production expenses	—	8	15	20
Production taxes	—	233	254	533
Property taxes	—	—	1,676	—
Franchise taxes	36	47	36	47
Trust administrative expenses	338	609	1,046	1,042
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	(371)	224	(1,945)	755
Total expenses	3	1,121	1,082	2,397
Distributable income available to unitholders	$—	$3,780	$4,210	$8,761
Distributable income per unit (52,500,000 units issued and outstanding)	—	$0.071	$0.080	$0.166

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$26,233	$113,190	$107,156	$115,225
Amortization of investment in royalty interests	(561)	(2,655)	(2,826)	(5,215)
Impairment of investment in royalty interests	—	—	(77,094)	—
Net cash reserves (used) withheld	(371)	224	(1,945)	755
Distributable income	—	3,780	4,210	8,761
Distributions paid to unitholders	—	(3,728)	(4,200)	(8,715)
Trust corpus, end of period	$25,301	$110,811	$25,301	$110,811

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

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its outstanding Trust units (the “Sale Transaction”) to Avalon Energy, LLC, a Texas limited liability company (“Avalon”). The Conveyances permitted SandRidge to sell all or any part of its interest in the Underlying Properties, where the Underlying Properties were sold subject to and burdened by the Royalty Interests. In connection with the Sale Transaction, Avalon and its affiliates assumed all of SandRidge’s obligations under the Conveyances, the Trust Agreement and the administrative services agreement between SandRidge and the Trust pursuant to which SandRidge and Avalon have provided accounting, tax preparation, bookkeeping and informational services to the Trust (the “Administrative Services Agreement”). In addition, SandRidge assigned its rights under the registration rights agreement between SandRidge and the Trust to Avalon. As of June 30, 2020, Avalon holds 13,125,000 Trust units, or 25% of all Trust units.

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

2. Going Concern and Potential Early Termination of the Trust

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed under “Distributions to Unitholders” in Note 4 below, during April 2020, as a result of increased production costs necessary to operate the Underlying Properties, coupled with the sharp decline in oil and gas prices since the beginning of 2020, Avalon informed the Trustee that Avalon would be unable to pay on a timely basis the quarterly distribution amount it owes to the Trust for the three-month period ended March 31, 2020 and believes it will be unable to generate sufficient cash for quarterly payments to the Trust for the foreseeable future. Although the Trust has since announced a quarterly distribution for the three-month period ended June 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from March 1, 2020 to May 31, 2020) of approximately $652,000, there is no assurance that Avalon will be able to make distributions in subsequent calendar quarters or pay the quarterly payment amount it owes the Trust for the three-month period ended March 31, 2020 as discussed in Note 4 below. Assuming that Avalon is unable to make the quarterly payment to the Trust for the three-month period ended March 31, 2020 or future quarterly payments, cash available for distribution for the four consecutive quarters ending December 31, 2020, on a cumulative basis, may fall below $5.0 million, which would require the Trust to commence termination shortly after the quarterly cash distribution would be required to be made in February 2021. If that early termination event occurs, the Trustee will be required to sell all of the Trust’s remaining assets and liquidate the Trust. Due to this uncertainty, there is substantial doubt regarding the Trust’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Avalon’s Financial Condition. The reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and the dramatic reduction from mid-February to late April 2020 in the benchmark price of crude oil, which continued to fluctuate throughout the second quarter of 2020, have had a negative impact on Avalon’s financial condition. Avalon has informed the Trustee that during 2020 it has shut in oil and gas wells subject to the Royalty Interests (“Trust Wells”) that are not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances, in an effort to further reduce LOE. These Trust Wells were not necessary to hold the leasehold interests burdened by the Trust’s Royalty Interests. Avalon shut in 23 Trust Wells and 79 Trust Wells during the first and second quarters of 2020, respectively.

Due to the reduction in the number of producing wells (both Trust Wells and other wells owned by Avalon) and the resulting expected reduction in the proved reserves attributable to Avalon’s net revenue interest in the Underlying Properties and other oil and gas assets, Avalon notified the Trust in April 2020 that it expected WaFed to notify Avalon (concurrent with WaFed’s redetermination of the borrowing base under the terms of the WaFed Loan) that the borrowing base would be reduced to less than the outstanding principal amount of the WaFed Loan. As Avalon has indicated to the Trust that Avalon does not presently have sufficient cash available to pay down the principal amount of the WaFed Loan to come into compliance with any adjustment to the borrowing base, it is possible that WaFed could foreclose on the collateral securing the WaFed Loan or take other steps to protect its interest in such collateral. Since April 2020, Avalon has been in discussions with WaFed regarding forbearance of certain breached financial covenants and an extension of the WaFed Loan. On July 30, 2020, Avalon and WaFed entered into an amendment to the WaFed Loan that, among other things (i) extends the date on which Avalon is obligated to provide a reserve report to WaFed (regarding the redetermination of the borrowing base) to September 15, 2020, (ii) provides for additional collateral for the WaFed Loan, (iii) requires increased financial and operations reporting, and (iv) requires Avalon to pay off the WaFed Loan by October 15, 2020. In addition, WaFed and a third party entered into a Participation Agreement with respect to the WaFed Loan where such third party has the right to purchase the WaFed Loan in the event Avalon does not meet the conditions of the amended WaFed Loan. Avalon has informed the Trust that if it is unsuccessful in its efforts to pay off the WaFed Loan, it anticipates that WaFed will call the WaFed Loan and foreclose on its collateral, which could occur as early as late October 2020. If such foreclosure were to occur, Avalon would lose its working interest in the Underlying Properties and could be replaced as operator of the Underlying Properties. See “Risk Factors – The value of the Royalty Interests is highly dependent on the performance and financial condition of Avalon” in, Item 1A of Part II of this Quarterly Report for a discussion of additional risks relating to the WaFed Loan and Avalon’s financial condition. The Trustee intends to continue to monitor this situation closely and will take any appropriate action to protect its Royalty Interests, including legal action to enforce its rights under the Conveyance.

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which is determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. During the six-month period ended June 30, 2020, due to the sharp decline in oil and gas prices since the beginning of 2020, the Trust recorded an impairment in the carrying value of the Investment in Royalty Interests of $77.1 million. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the investment in Royalty Interests during the three- or six-month periods ended June 30, 2019. Material write-downs in subsequent periods may occur if commodity prices continue to decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 6 below for further discussion.

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

4. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax, and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period consisting of the first two months of the most recently ended quarter and the final month of the preceding quarter. A summary of the Trust’s distributions to unitholders during the three- and six-month periods ended June 30, 2020 and the year ended December 31, 2019 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2020
First Quarter	September 1, 2019 — November 30, 2019	January 23, 2020	February 28, 2020	$4.2	$0.080
Second Quarter	December 1, 2019 — February 29, 2020	April 23, 2020	—	—	—
Calendar Quarter 2019
First Quarter	September 1, 2018 — November 30, 2018	January 24, 2019	February 22, 2019	$5.0	$0.095
Second Quarter	December 1, 2018 — February 28, 2019	April 25, 2019	May 24, 2019	$3.7	$0.071
Third Quarter	March 1, 2019 — May 31, 2019	July 25, 2019	August 23, 2019	$4.7	$0.089
Fourth Quarter	June 1, 2019 — August 31, 2019	October 24, 2019	November 24, 2019	$3.8	$0.073

As reported in the Trust’s Form 8-K filed on April 23, 2020 (the “April 2020 Form 8-K”), Avalon informed the Trustee that Avalon would be unable to pay on a timely basis the approximately $4.65 million it owes the Trust, which reflects the quarterly distribution amount for the three-month period ended March 31, 2020 (which primarily relates to production attributable to the Trust’s interests from December 1, 2019 to February 29, 2020) of approximately $3.73 million, or $0.071 per unit,  together with approximately $0.73 million of Trust expenses and $0.19 million to be withheld by the Trustee for the Trust’s previously disclosed cash reserve for future known, anticipated or contingent expenses or liabilities of the Trust. Consequently, the Trustee was unable to make the quarterly distribution to unitholders. In accordance with the terms of the Conveyances, the unpaid amount owed the Trust will accrue interest at the rate of interest per annum publicly announced from time to time by The Bank of New York Mellon Trust Company, N.A. at its “prime rate” in effect at its principal office in New York City until paid to the Trust. The accrued interest from May 15, 2020 to June 30, 2020 was approximately $19,000. Avalon has informed the Trustee that Avalon intends to make the payment of the distribution to the Trust, with interest in accordance with the Conveyances, when funds are available to do so; however, as discussed below, Avalon believes it will be unable to generate sufficient cash to make all future quarterly payments to the Trust on a timely basis.

Avalon has informed the Trustee that Avalon is using its commercially reasonable efforts to preserve the oil and gas leases burdened by the Royalty Interests so that in the future, assuming that oil prices return to a profitable level, the Trust will still hold its Royalty Interests, and Trust unitholders may have the opportunity to receive future quarterly distributions. Avalon also has informed the Trustee that it believes that continuing production from those Trust Wells required to preserve such leases is preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Trust Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon has reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Trust Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties was insufficient to cover all such costs. Avalon had anticipated that revenues from current period production would be sufficient to fund the quarterly payment to the Trust; however, revenues from current period production have been insufficient to generate the cash needed to make the quarterly payment to the Trust for the quarter ended March 31, 2020 due to the sharp drop in crude oil prices during the first quarter of 2020. In April 2020, Avalon informed the Trustee that due to Avalon’s decision to prioritize the preservation of oil and gas leases burdened by the Royalty Interests, coupled with the sharp decline in oil and gas prices since the beginning of 2020, as discussed elsewhere in this Quarterly Report, at that time Avalon did not believe it would be able to generate sufficient cash for quarterly payments to the Trust for the foreseeable future. However, with the recovery of crude oil prices since the end of April 2020 and with increased cost-cutting efforts, Avalon has informed the Trust that it will make a payment of approximately $1.7 million to the Trust for the three-month period ended June 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from March 1, 2020 to May 31, 2020), and the Trust has announced a quarterly distribution to Trust unitholders of $652,000 for that period. As the COVID pandemic continues to show no signs of abating and has recently resurged in the United States, Avalon has informed the Trust that it believes crude oil prices will continue to fluctuate dramatically and cannot assure the Trust of its ability to generate sufficient cash to make all future quarterly payments to the Trust on a timely basis.

5. Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee, which prior to 2017 was $150,000. The annual administrative fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the three-month periods ended June 30, 2020 and 2019 totaled approximately $40,000 and $39,000, respectively. The Trustee’s administrative fees paid during the six-month periods ended June 30, 2020 and 2019 totaled approximately $80,000 and $78,000, respectively.

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

Administrative Services Agreement.  The Trust is party to an Administrative Services Agreement with Avalon (as the assignee of SandRidge) that obligates the Trust to pay Avalon an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by Avalon on behalf of the Trust. For its services under the Administrative Services Agreement, Avalon receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. Avalon is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the Administrative Services Agreement. The Administrative Services Agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by Avalon, the date that either Avalon or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of Avalon and (iv) a date mutually agreed by Avalon and the Trustee. During each of the three-month periods ended June 30, 2020 and 2019, the Trust paid administrative fees in the amount of $75,000 to Avalon. During each of the six-month periods ended June 30, 2020 and 2019, the Trust paid administrative fees in the amount of $150,000 to Avalon and SandRidge, respectively. During the six-month period ended June 30, 2020, the Trust reimbursed Avalon for approximately $124,000 for out-of-pocket fees, costs and expenses that Avalon had incurred in prior periods.

6. Commitments and Contingencies

Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as the assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If Avalon were to loan funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid in full, with interest, unless Avalon consents to any further distributions. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party. No such loan from Avalon was outstanding at June 30, 2020 or December 31, 2019, and given Avalon’s current financial condition, as further discussed under “Avalon’s Financial Condition” in Note 2 above, it is unlikely such loan could be made.

Risks and Uncertainties.  The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as overall oil, natural gas and NGL production and inventories in the Permian Basin, economic conditions impacting the energy industry generally, the global political environment, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile, reached a historical low during April 2020 due to the reduced demand for crude oil products as a result of the COVID-19 pandemic and the inability of Russia and Saudi Arabia to agree on reduction in crude oil production, and may be subject to significant fluctuations in the future. In the absence of derivative arrangements, continuing low levels of future production and record low commodity prices will reduce the Trust’s revenues and distributable income available to unitholders.

Following the closing of the Sale Transaction, the Trust is highly dependent on Avalon for multiple services, including the operation of the Trust Wells, remittance of net proceeds from the sale of production from the Trust Wells to the Trust, administrative services such as accounting, tax preparation, and bookkeeping, and information services performed on behalf of the Trust. Avalon is a relatively new oil and gas company formed in August 2018 with no prior operating history. Avalon’s ability to continue operating the Underlying Properties depends on its financial condition and economic performance, access to capital, and other factors, many of which are out of Avalon’s control.

As previously reported in the April 2020 Form 8-K, Avalon informed the Trustee that during 2019, Avalon repaired 29 producing Trust Wells to increase production. Avalon has reported that this effort, combined with higher-than-expected lease operating expenses (“LOE”) and declining oil prices, contributed to an operating loss for Avalon in 2019 despite Avalon’s efforts to reduce LOE (including shutting in some non-economic Trust Wells, alternating production to reduce electrical and other field operating costs, and staff lay-offs). Avalon also informed the Trustee that Avalon is likely to shut in additional Trust Wells that are not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances. Avalon shut in 23 Trust Wells and 79 Trust Wells during the first and second quarters of 2020, respectively. Avalon has not repaired any Trust Wells to increase production during the first two quarters of 2020. As a result of its operating loss in 2019, Avalon has informed the Trustee that Avalon’s independent public accounting firm included a going concern qualification in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2019. This negative impact could affect Avalon’s ability to operate the Trust Wells and provide services to the Trust in the future.

7. Subsequent Events

Distribution to Unitholders. On July 23, 2020, the Trust declared a cash distribution of $0.012 per unit covering production for the three-month period from March 1, 2020 to May 31, 2020. The distribution will be paid on or about August 31, 2020 to record holders as of August 17, 2020. Distributable income for March 1, 2020 to May 31, 2020 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$1,663
Total revenues	1,663
Expenses
Post-production expenses	11
Production taxes	80
Cash reserves withheld by Trustee (1)	730
Total expenses	821
Distributable income to unitholders	$842
Additional cash reserve (2)	190
Distributable income available to unitholders	$652
Distributable income per unit (52,500,000 units issued and outstanding)	$0.012

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

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its Trust units (the “Sale Transaction”) to Avalon Energy LLC, a Texas limited liability company (“Avalon”). The Conveyances permitted SandRidge to sell all or any part of its interest in the Underlying Properties, where the Underlying Properties were sold subject to and burdened by the Royalty Interests. In connection with the Sale Transaction, Avalon and its affiliates assumed all of SandRidge’s obligations under the Conveyances and the Trust Agreement and the administrative services agreement between SandRidge and the Trust pursuant to which SandRidge and Avalon have provided accounting, tax preparation, bookkeeping and informational services to the Trust (the “Administrative Services Agreement”). In addition, SandRidge assigned its rights to Avalon under the registration rights agreement between SandRidge and the Trust. As of June 30, 2020, Avalon holds 13,125,000 Trust units, or 25% of all Trust units.

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

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile and experienced significant fluctuations during 2019 and have declined sharply in 2020 in response to the economic effects of the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries and the global outbreak of the novel form of coronavirus known as COVID-19. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of negative $37.63 per barrel of crude oil in April 2020.  The spot price for WTI crude oil has decreased from $61.17 per barrel on January 2, 2020 to $40.77 per barrel on August 3, 2020.  A buildup in inventories, lower global demand, political unrest, or other factors, such as the economic effects of the COVID-19 pandemic, could cause prices for U.S. oil, natural gas and NGL to fluctuate significantly in the future. As a result, there can be no assurance that prices for oil, natural gas and NGL will be maintained at a constant level for any significant period of time.

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

Based on Avalon's estimates for the next twelve months regarding projected production from the Underlying Properties and estimated pricing for WTI crude oil based on futures prices as of August 1, 2020 readily available in the public market, adjusted for differentials, and assuming that Avalon is unable to make the quarterly payment to the Trust for the three-month period ended March 31, 2020 as discussed below under “Liquidity and Capital Resources—Future Trust Distributions to Unitholders”, cash available for distribution for the four consecutive quarters ending December 31, 2020, on a cumulative basis, may fall below $5.0 million, which would require the Trust to commence termination shortly after the required quarterly cash distribution is to be made in February 2021. If that occurs, the Trustee would be required to sell all of the Trust’s remaining assets and liquidate the Trust. Due to this uncertainty, there is substantial doubt regarding the Trust’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Status of NYSE Delisting. As previously disclosed, on December 27, 2019, the Trust received written notification from The New York Stock Exchange (“NYSE”) that the Trust no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust units fell below $1.00 over a 30 consecutive trading-day period. If the Trust were unable to regain compliance with the applicable standards within a six-month cure period, the NYSE would commence suspension and delisting procedures. Although the Trust units continue to be traded on the NYSE, the Trust might be unable to maintain compliance with the NYSE’s listing standards and could again become subject to the NYSE delisting procedures. On April 23, 2020, the NYSE notified the Trustee that pursuant to temporary NYSE rule changes adopted in response to the dramatic fluctuations in the capital markets resulting from the COVID-19 pandemic, the cure period in which the Trust may regain compliance with the applicable listing standards has been extended to September 5, 2020. As the average 30-day closing price of the Trust units has remained below $1.00 since receipt of the notification, the Trustee expects that the NYSE will delist the Trust units following market close on September 5, 2020 and that shortly thereafter trading of the Trust units likely would be transferred to the over-the-counter market.

Properties. As of June 30, 2020, the Trust’s assets consisted of Royalty Interests that burden the Trust Wells, all of which are located in Andrews County, Texas.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production from the Trust Wells, the prices received for such production and post-production costs (primarily transportation). Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from Avalon. Information regarding the Trust’s production, pricing and costs for the three- and six-month periods ended June 30, 2020 and 2019 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020(1)	2019(2)	2020(3)	2019(4)
Production Data
Oil (MBbls)	—	104	93	213
NGL (MBbls)	—	15	10	31
Natural gas (MMcf)	—	46	39	97
Combined equivalent volumes (MBoe)	—	126	110	260
Average daily combined equivalent volumes (MBoe/d)	—	1.4	1.2	1.4
Well Data
Initial and Trust Development Wells producing - average	990	1,024	1,020	1,042
Revenues (in thousands)
Royalty income	$3	$4,901	$5,292	$11,158
Total revenue	3	4,901	5,292	11,158
Expenses (in thousands)
Post-production expenses	—	8	15	20
Production taxes	—	233	254	533
Property taxes	—	—	1,676	—
Franchise taxes	36	47	36	47
Trust administrative expenses	338	609	1,046	1,042
Cash reserves withheld for current Trust expenses, net of amounts (used) withheld	(371)	224	(1,945)	755
Total expenses	3	1,121	1,082	2,397
Distributable income available to unitholders	$—	$3,780	$4,210	$8,761
Average Prices
Oil (per Bbl)	—	$43.59	$53.93	$48.12
NGL (per Bbl)	—	$18.54	$19.48	$22.51
Combined oil and NGL (per Bbl)	—	$40.45	$50.51	$44.89
Natural gas (per Mcf)	—	$2.08	$0.92	$1.91
Combined equivalent (per Boe)	—	$38.75	$47.89	$42.81
Average Prices — including impact of post-production expenses
Natural gas (per Mcf)	—	$1.91	$0.53	$1.70
Combined equivalent (per Boe)	—	$38.69	$47.76	$42,74
Expenses (per Boe)
Post-production production	—	$0.06	$0.14	$0.08
Production taxes	—	$1.85	$2.31	$2.05

(1)	Related revenues and expenses for the three-month period ended June 30, 2020.

(2)	Production volumes and related revenues and expenses for the three-month period ended June 30, 2019 (included in SandRidge’s May 2019 net revenue distributions to the Trust) represent production from December 1, 2018 to February 28, 2019.
(3)	Production volumes and related revenues and expenses for the six-month period ended June 30, 2020 (included in Avalon’s February 2020 net revenue distribution to the Trust) represent production from September 1, 2019 to February 29, 2020.
(4)	Production volumes and related revenues and expenses for the six-month period ended June 30, 2019 (included in SandRidge’s February 2019 and May 2019 net revenue distributions to the Trust) represent production from September 1, 2018 to February 28, 2019.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. There was no royalty income during the three-month period ended June 30, 2020 as a result of Avalon’s failure to pay proceeds owed to the Trust for the period from December 1, 2019 to February 29, 2020 in the amount of approximately $4.7 million. Royalty income received during the three-month period ended June 30, 2019 totaled approximately $4.9 million.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. No production taxes were paid by the Trust for the three-month period ended June 30, 2020. Production taxes for the three-month period ended June 30, 2019 totaled approximately $0.2 million, or $1.85 per Boe, and were approximately 4.8% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to Avalon, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended June 30, 2020 totaled approximately $0.3 million compared to approximately $0.6 million for the three-month period ended June 30, 2019. The decrease during the 2020 period primarily relates to the timing of administrative expense payments.

Distributable Income

There was no distributable income for the three-month period ended June 30, 2020 as Avalon was unable to pay the approximately $4.7 million it owes the Trust, which reflects production from December 1, 2019 to February 29, 2020. Distributable income for the three-month period ended June 30, 2019 was $3.8 million, which included a net addition of approximately $0.2 million to the cash reserve for the payment of future Trust expenses, reflecting approximately $0.8 million withheld from the May 2019 cash distribution to unitholders partially offset by approximately $0.6 million used to pay Trust expenses during the period.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenues

Royalty Income. Royalty income received during the six-month period ended June 30, 2020 totaled $5.3 million compared to $11.2 million received during the six-month period ended June 30, 2019. The decrease is the result of Avalon’s failure to pay proceeds owed to the Trust for the period from December 1, 2019 to February 29, 2020 in the amount of approximately $4.7 million. The average number of producing Trust Wells in the six-month period ended June 30, 2020 decreased by 22 from 1,042 Trust Wells in the six-month period ended June 30, 2019, because certain Trust Wells that could not produce minerals in commercial quantities due to a continuing decline in production were shut in.

Expenses

Property Taxes. Property taxes paid during the six months ended June 30, 2020 were approximately $1.7 million, which related to 2019 property taxes. There were no property taxes paid during the six months ended June 30, 2019 as the applicable taxes were paid during a prior period.

Production Taxes. Production taxes paid for the six-month period ended June 30, 2020 totaled approximately $0.3 million, or $2.31 per Boe, and were approximately 4.8% of royalty income. Production taxes for the six-month period ended June 30, 2019 totaled approximately $0.5 million, or $2.05 per Boe, and were approximately 4.8% of royalty income.

Distributable Income

Distributable income for the six-month period ended June 30, 2020 was $4.2 million, which included a net reduction of approximately $1.6 million to the cash reserve for the payment of future Trust expenses, reflecting approximately $2.4 million used to pay Trust expenses during the period partially offset by approximately $0.8 million withheld from the February 2020 cash distribution to unitholders. Distributable income for the six-month period ended June 30, 2019 was $8.8 million, which included a net addition of approximately $0.8 million to the cash reserve for the payment of future Trust expenses, reflecting approximately $1.8 million withheld in aggregate from the February 2019 and May 2019 cash distributions to unitholders partially offset by approximately $1.0 million used to pay Trust expenses during the period.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flow generated from the Royalty Interests and borrowings to fund administrative expenses, including any amounts borrowed under Avalon’s loan commitment described in Note 6 to the unaudited interim financial statements contained in Part I, Item 1 of this report. The Trust’s primary uses of cash are distributions to Trust unitholders, the payment of Trust administrative expenses, establishing reserves (as determined by the Trustee) for future liabilities, the payment of applicable taxes and the payment of expense reimbursements to Avalon for out-of-pocket expenses incurred on behalf of the Trust. The Trust does not have any obligation to pay any costs associated with the operation of the Trust Wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 paid to Avalon pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests during that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including Avalon, to pay such expenses. The Trustee does not intend to lend funds to the Trust. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as the assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If Avalon loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid in full, with interest, unless Avalon consents to any further distributions. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party. No such loan was outstanding at June 30, 2020 or December 31, 2019, and given Avalon’s current financial condition, as further discussed under “—Avalon’s Financial Condition” below, it is unlikely such loan could be made.

Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee has withheld, and in the future intends to withhold, the greater of $190,000 or 3.5% of the funds otherwise available for distribution to Trust unitholders each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of approximately $2,275,000. In 2019, the Trustee withheld an aggregate of $760,000 from the funds otherwise available for distribution to Trust unitholders.  In 2020, the Trustee withheld approximately $190,000 from the funds otherwise available for distribution.

The Trust is highly dependent on Avalon for multiple services, including the operation of the Trust Wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping, regulatory filings and information services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses. Avalon is a relatively new oil and gas company formed in August 2018 with no prior operating history. Avalon’s ability to continue operating the Underlying Properties depends on its future financial condition and economic performance, access to capital, and other factors, many of which are out of Avalon’s control. If the reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and the recent reduction in the benchmark price of crude oil persist for the near term or longer, such factors are likely to have a negative impact on Avalon’s financial condition. This negative impact could affect Avalon’s ability to operate the Trust Wells and provide services to the Trust. Avalon has informed the Trustee that during 2019, Avalon repaired 29 producing Trust Wells to increase production. Avalon has reported that this effort, combined with higher-than-expected lease operating expenses (“LOE”) and declining oil prices, contributed to an operating loss for Avalon in 2019, despite Avalon’s efforts to reduce LOE (including shutting in some non-economic Trust Wells, alternating production to reduce electrical and other field operating costs, and staff lay-offs). Avalon has informed the Trustee that Avalon is likely to shut in additional Trust Wells that are not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances. Avalon shut in 23 Trust Wells and 79 Trust Wells during the first and second quarters of 2020, respectively. Avalon did not repair any producing Trust Wells to increase production during the first half of 2020. As a result of the operating loss for Avalon in 2019, Avalon has informed the Trustee that Avalon’s independent public accounting firm included an emphasis of matter paragraph in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2019.

2020 Trust Distributions to Unitholders. During the six-month period ended June 30, 2020, the Trust’s distributions to unitholders were as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
(in millions)
Calendar Quarter 2020
First Quarter	September 1, 2019 — November 30, 2019	January 23, 2020	February 28, 2020	$4.2	$0.080
Second Quarter	December 1, 2019 — February 29, 2020	April 23, 2020	—	—	—

As previously reported in the Trust’s Form 8-K filed on April 23, 2020, Avalon has informed the Trustee that Avalon was unable to pay on a timely basis the approximately $4.65 million it owes the Trust, which reflects the quarterly distribution amount for the three-month period ended March 31, 2020 (which primarily relates to production attributable to the Trust’s interests from December 1, 2019 to February 29, 2020) of approximately $3.73 million, or $0.071 per unit,  together with approximately $0.73 million of Trust expenses and $0.19 million to be withheld by the Trustee for the Trust’s previously disclosed cash reserve for future known, anticipated or contingent expenses or liabilities of the Trust. Consequently, the Trustee was unable to make the quarterly distribution to unitholders for the three-month period ended March 31, 2020. In accordance with the terms of the Conveyances, the unpaid amount owed the Trust will accrue interest at the rate of interest per annum publicly announced from time to time by The Bank of New York Mellon Trust Company, N.A. at its “prime rate” in effect at its principal office in New York City until paid to the Trust. The accrued interest from May 15, 2020 to June 30, 2020 was approximately $19,000. Avalon has informed the Trustee that Avalon intends to make the payment of the distribution to the Trust, with interest in accordance with the Conveyances, when funds are available to do so; however, as discussed below, Avalon believes it will be unable to generate sufficient cash for quarterly payments to the Trust for the foreseeable future.

Avalon has informed the Trustee that Avalon is using its commercially reasonable efforts to preserve the oil and gas leases burdened by the Royalty Interests so that in the future, assuming that oil prices return to a profitable level, the Trust will still hold its Royalty Interests, and Trust unitholders may have the opportunity to receive future quarterly distributions. Avalon also has informed the Trustee that it believes that continuing production from those Trust Wells required to preserve such leases is preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Trust Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon has reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Trust Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties was insufficient to cover all such costs. Avalon had anticipated that revenues from current period production would be sufficient to fund the quarterly payment to the Trust; however, revenues from current period production have been insufficient to generate the cash needed to make the quarterly payment to the Trust for the quarter ended March 31, 2020 due to the sharp drop in crude oil prices during the first quarter of 2020. In April 2020, Avalon informed the Trustee that due to Avalon’s decision to prioritize the preservation of oil and gas leases burdened by the Royalty Interests, coupled with the sharp decline in oil and gas prices since the beginning of 2020, as discussed elsewhere in this Quarterly Report, at that time Avalon did not believe it would be able to generate sufficient cash for quarterly payments to the Trust for the foreseeable future. However, with the recovery of crude oil prices since the end of April 2020 and with increased cost-cutting efforts, Avalon has informed the Trust that it will make a payment of approximately $1.7 million to the Trust for the three-month period ended June 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from March 1, 2020 to May 31, 2020), and the Trust has announced a quarterly distribution to Trust unitholders of $652,000 for that period. As the COVID pandemic continues to show no signs of abating and has recently resurged in the United States, Avalon has informed the Trust that it believes crude oil prices will continue to fluctuate dramatically and cannot assure the Trust of its ability to generate sufficient cash to make all future quarterly payments to the Trust on a timely basis.

The Trustee intends to continue to monitor this situation closely and, if appropriate, may take legal action against Avalon to enforce the Trust’s rights under the Conveyances.

Future Trust Distributions to Unitholders. During the three-month production period from March 31, 2020 to May 31, 2020, combined sales volumes were lower than the previous period. On July 23, 2020, the Trust declared a cash distribution of $0.012 per unit covering production for the period. The distribution will be paid on or about August 31, 2020 to record unitholders as of August 17, 2020 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$1,663
Total revenues	1,663
Expenses
Post-production expenses	11
Production taxes	80
Cash reserves withheld by Trustee (1)	730
Total expenses	821
Distributable income to unitholders	$842
Additional cash reserve (2)	190
Distributable income available to unitholders	$652
Distributable income per unit (52,500,000 units issued and outstanding)	$0.012

(1) Includes amounts withheld for payment of future Trust administrative expenses.

(2) Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

Avalon’s Financial Condition. The reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and the ongoing fluctuations and the recent dramatic reduction in the benchmark price of crude oil from mid-February to late April 2020 have had a negative impact on Avalon’s financial condition. Avalon has informed the Trustee that it has shut in additional Trust Wells that are not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances, in an effort to further reduce LOE. These Trust Wells were not necessary to hold the leasehold interests burdened by the Trust’s Royalty Interests. Avalon shut in 23 Trust Wells and 79 Trust Wells during the first and second quarters of 2020, respectively.

Due to the reduction in the number of producing wells (including Trust Wells and other wells owned by Avalon) and the resulting expected reduction in the proved reserves attributable to Avalon’s net revenue interest in the Underlying Properties and other oil and gas assets, Avalon notified the Trust in April 2020 that it expected WaFed to notify Avalon (concurrent with WaFed’s redetermination of the borrowing base under the terms of the WaFed Loan) that the borrowing base would be reduced to less than the outstanding principal amount of the WaFed Loan. As Avalon has indicated to the Trust that Avalon does not presently have sufficient cash available to pay down the principal amount of the WaFed Loan to come into compliance with any adjustment to the borrowing base, it is possible that WaFed could foreclose on the collateral securing the WaFed Loan or take other steps to protect its interest in such collateral. Since April 2020, Avalon has been in discussions with WaFed regarding forbearance of certain breached financial covenants and an extension of the WaFed Loan. On July 30, 2020, Avalon and WaFed entered into an amendment to the WaFed Loan that, among other things (i) extends the date on which Avalon is obligated to provide a reserve report to WaFed (regarding the redetermination of the borrowing base) to September 15, 2020, (ii) provides for additional collateral for the WaFed Loan, (iii) requires increased financial and operations reporting, and (iv) requires Avalon to pay off the WaFed Loan by October 15, 2020. In addition, WaFed and a third party entered into a Participation Agreement with respect to the WaFed Loan where such third party has the right to purchase the WaFed Loan in the event Avalon does not meet the conditions of the amended WaFed Loan. Avalon has informed the Trust that if it is unsuccessful in its efforts to recapitalize and pay off the WaFed Loan, it anticipates that WaFed will call the WaFed Loan and foreclose on its collateral, which could occur as early as late October 2020. If such foreclosure were to occur, Avalon would lose its working interest in the Underlying Properties and could be replaced as operator of the Underlying Properties. See “Risk Factors – The value of the Royalty Interests is highly dependent on the performance and financial condition of Avalon” in Item 1A of Part II of this Quarterly Report for a discussion of additional risks relating to the WaFed Loan and Avalon’s financial condition. The Trustee intends to continue to monitor this situation closely and will take any appropriate action to protect its Royalty Interests, including legal action to enforce its rights under the Conveyance.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Avalon and its affiliates.

PART II. Other Information

ITEM 1A. Risk Factors

Except as provided below, there have been no material changes to the risk factors contained in Item 1A of the 2019 Form 10-K.

The COVID-19 pandemic could materially adversely affect proceeds to the Trust and cash distributions to unitholders.

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate spot price of crude oil has declined from $61.17 per barrel on January 2, 2020 to $40.77 per barrel on August 3, 2020, and crude oil reached a closing NYMEX price low of negative $37.63 per barrel of crude oil in April 2020, in response to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving.

Continued low oil and natural gas prices may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, Avalon could determine during periods of low commodity prices to shut-in or curtail production from Trust Wells on the Underlying Properties, or even plug and abandon marginal Trust Wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Avalon may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities, which could result in termination of the portion of the Royalty Interest relating to the abandoned well, and Avalon has no obligation to drill a replacement well. If commodity prices for crude oil and natural gas remain at reduced levels, cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders.

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

As of November 1, 2018, Avalon is the operator of all Trust Wells. The Conveyances provide that Avalon is obligated to market, or cause to be marketed, the oil, natural gas and NGL produced by such Trust Wells (to the extent such Trust Wells are capable of producing marketable hydrocarbons in paying quantities) from the Underlying Properties. If Avalon were to default on its obligation, the cash distributions to the Trust unitholders may be materially reduced. The Trust is highly dependent on its Trustor, Avalon, for multiple services, including the operation of the Trust Wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. Due to the Trust’s reliance on Avalon to fulfill these obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on Avalon’s performance. Avalon has notified the Trustee that current reductions in production of crude oil and the current low prices for crude oil have adversely impacted Avalon’s financial condition. This negative impact could affect Avalon’s ability to operate the Trust Wells and provide services to the Trust. In addition, Avalon has informed the Trustee that Avalon’s independent public accounting firm included a going concern qualification in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2019.

Avalon has informed the Trustee that during 2020 it has shut in additional Trust Wells that are not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances, in an effort to further reduce LOE. These Trust Wells were not necessary to hold the leasehold interests burdened by the Trust’s Royalty Interests. Avalon shut in 23 Trust Wells and 79 Trust Wells during the first and second quarters of 2020, respectively.

Avalon has informed the Trustee that Avalon is using its commercially reasonable efforts to preserve the oil and gas leases on which the Trust Wells are located so that in the future, assuming that crude oil prices return to a profitable level, the Trust will still hold its Royalty Interests, and Trust unitholders may have the opportunity to receive future quarterly distributions. Avalon also has informed the Trustee that Avalon believes that continuing production from the Trust Wells required to preserve such leases is preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Trust Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon has reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Trust Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties was insufficient to cover all such costs. Avalon had anticipated that revenues from current period production would be sufficient to fund the quarterly payment to the Trust; however, revenues from current period production have been insufficient to generate the cash needed to make the quarterly payment to the Trust for the quarter ended March 31, 2020 due to the sharp drop in crude oil prices during the first quarter of 2020. In April 2020, Avalon informed the Trustee that due to Avalon’s decision to prioritize the preservation of oil and gas leases burdened by the Royalty Interests, coupled with the sharp decline in oil and gas prices since the beginning of 2020 as discussed elsewhere in this Quarterly Report, at that time Avalon did not believe that it would be able to generate sufficient cash for quarterly payments to the Trust for the foreseeable future. However, with the recovery of crude oil prices since the end of April 2020 and with increased cost-cutting efforts, Avalon has informed the Trust that it will make a payment of approximately $1.7 million to the Trust for the three-month period ended June 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from March 1, 2020 to May 31,2020), and the Trust has announced a quarterly distribution to Trust unitholders of $652,000 for that period. As the COVID pandemic continues to show no signs of abating and has recently resurged in the United States, Avalon has informed the Trust that it believes crude oil prices will continue to fluctuate dramatically and cannot assure the Trust of its ability to generate sufficient cash to make all future quarterly payments to the Trust on a timely basis.

In connection with the Sales Transaction, Avalon obtained a revolving line of credit from Washington Federal, National Association (“WaFed”) pursuant to the terms of a Loan Agreement and related security documents (the “WaFed Loan”). Avalon used the proceeds of the WaFed Loan to fund a portion of the purchase price for the interests in the Underlying Properties and Trust units acquired in the Sale Transaction. The WaFed Loan is secured by a first lien mortgage on Avalon’s interest in the Underlying Properties and a pledge of the Avalon Trust units (the “WaFed Collateral”). The Royalty Interests are not part of the WaFed Collateral. Due to the reduction in the number of producing wells (both Trust Wells and other wells owned by Avalon) and the resulting expected reduction in the proved reserves attributable to Avalon’s net revenue interest in the Underlying Properties and other oil and gas assets, Avalon notified the Trust in April 2020 that it expected WaFed to notify Avalon (concurrent with WaFed’s redetermination of the borrowing base under the terms of the WaFed Loan) that the borrowing base would be reduced to less than the outstanding principal amount of the WaFed Loan. As Avalon has indicated to the Trust that Avalon does not presently have sufficient cash available to pay down the principal amount of the WaFed Loan to come into compliance with any adjustment to the borrowing base, it is possible that WaFed could foreclose on the collateral securing the WaFed Loan or take other steps to protect its interest in such collateral. Since April 2020, Avalon has been in discussions with WaFed regarding forbearance of certain breached financial covenants and an extension of the WaFed Loan. On July 30, 2020, Avalon and WaFed entered into an amendment to the WaFed Loan that, among other things (i) extends the date on which Avalon is obligated to provide a reserve report to WaFed (regarding the redetermination of the borrowing base) to September 15, 2020, (ii) provides for additional collateral for the WaFed Loan, (iii) requires increased financial and operations reporting, and (iv) requires Avalon to pay off the WaFed Loan by October 15, 2020. In addition, WaFed and a third party entered into a Participation Agreement with respect to the WaFed Loan where such third party has the right to purchase the WaFed Loan in the event Avalon does not meet the conditions of the amended WaFed Loan. Avalon has informed the Trust that if it is unsuccessful in its efforts to recapitalize and pay off the WaFed Loan, it anticipates that WaFed will call the WaFed Loan and foreclose on its collateral, which could occur as early as late October 2020. If such foreclosure were to occur, Avalon would lose its working interest in the Underlying Properties and could be replaced as operator of the Underlying Properties. See “Risk Factors – The value of the Royalty Interests is highly dependent on the performance and financial condition of Avalon” in, Item 1A of Part II of this Quarterly Report for a discussion of additional risks relating to the WaFed Loan and Avalon’s financial condition.

The bankruptcy of operators could impede the operation of Trust Wells.

The value of the Royalty Interests and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of the operator of the Trust Wells. Avalon has not agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants. The ability to operate the Underlying Properties depends on an operator’s future financial condition, economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators, including Avalon.

Avalon is not a reporting company and is not required to file periodic reports with the SEC pursuant to the Exchange Act. Therefore, as a Trust unitholder, you do not have access to financial information about Avalon. Avalon has informed the Trustee that Avalon’s independent public accounting firm included a going concern qualification in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2019. In the event of any future bankruptcy of Avalon or any other future operator of the Underlying Properties, the value of the Royalty Interests could be adversely affected by, among other things, delay or cessation of payments under the Royalty Interests, business disruptions or cessation of operations by the operator, replacements of operators, inability to find a replacement operator where necessary, reduced production of petroleum reserves. Any of such events would likely result in decreased distributions to Trust unitholders.

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

Date: August 7, 2020

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

