Form 10-Q
period 2020-09-30
SandRidge Permian Trust
filed 2020-11-13
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of November 5, 2020, 52,500,000 Common Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended September 30, 2020

All references to “we,” “us,” “our,” or the “Trust” refer to SandRidge Permian Trust. References to “SandRidge” refer to SandRidge Energy, Inc., and where the context requires, its subsidiaries.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” about the Trust, Avalon and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere in this Quarterly Report regarding the Trust’s or Avalon’s plans and objectives for future operations, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Trust has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions made by the Trust in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Trust’s expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s 2019 Form 10-K and in Item 1A of Part II of this Quarterly Report, which could affect the future results of the energy industry in general, and the Trust and Avalon in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Avalon’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,290	$4,698
Investment in royalty interests	549,831	549,831
Less: accumulated amortization and impairment	(534,527)	(447,373)
Net investment in royalty interests	15,304	102,458
Total assets	$18,594	$107,156
TRUST CORPUS
Trust corpus, 52,500,000 units issued and outstanding at September 30, 2020 and December 31, 2019	$18,594	$107,156

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Royalty income	$1,664	$6,068	$6,956	$17,227
Total revenues	1,664	6,068	6,956	17,227
Expenses
Post-production expenses	11	13	26	34
Production taxes	80	284	334	817
Property taxes	—	—	1,676	—
Franchise taxes	—	—	36	47
Trust administrative expenses	415	110	1,462	1,152
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	504	990	(1,443)	1,744
Total expenses	1,010	1,397	2,091	3,794
Distributable income available to unitholders	$654	$4,671	$4,865	$13,433
Distributable income per unit (52,500,000 units issued and outstanding)	$0.012	$0.089	$0.092	$0.255

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$25,301	$110,811	$107,156	$115,225
Amortization of investment in royalty interests	(855)	(2,584)	(3,680)	(7,800)
Impairment of investment in royalty interests	(6,380)	—	(83,474)	—
Net cash reserves (used) withheld	504	990	(1,443)	1,744
Distributable income	654	4,671	4,865	13,433
Distributions paid to unitholders	(630)	(4,673)	(4,830)	(13,387)
Trust corpus, end of period	$18,594	$109,215	$18,594	$109,215

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

The Trust holds royalty interests conveyed by SandRidge from its interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). These royalty interests were conveyed by SandRidge to the Trust (the “Royalty Interests”) concurrent with the initial public offering and sale of 34,500,000 Trust common units (“Trust units”) in August 2011 pursuant to the terms set forth in conveyancing documents effective April 1, 2011 (the “Conveyances”). As consideration for conveyance of the Royalty Interests, the Trust remitted the net proceeds of the offering, along with 4,875,000 Trust units and 13,125,000 unregistered subordinated units of the Trust (“subordinated units”), to certain wholly-owned subsidiaries of SandRidge.

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

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its outstanding Trust units (the “Sale Transaction”) to Avalon Energy, LLC, a Texas limited liability company (“Avalon”). The Conveyances permitted SandRidge to sell all or any part of its interest in the Underlying Properties, where the Underlying Properties were sold subject to and burdened by the Royalty Interests. In connection with the Sale Transaction, Avalon and its affiliates assumed all of SandRidge’s obligations under the Conveyances, the Trust Agreement and the administrative services agreement between SandRidge and the Trust pursuant to which SandRidge and Avalon have provided accounting, tax preparation, bookkeeping and informational services to the Trust (the “Administrative Services Agreement”). In addition, SandRidge assigned its rights under the registration rights agreement between SandRidge and the Trust to Avalon. As of September 30, 2020, Avalon holds 13,125,000 Trust units, or 25% of all Trust units.

In connection with the Sale Transaction, Avalon obtained a revolving line of credit from Washington Federal, National Association (“WaFed”) pursuant to the terms of a Loan Agreement and related security documents (the “WaFed Loan”). Avalon used the proceeds of the WaFed Loan to fund a portion of the purchase price for the interests in the Underlying Properties and Trust units acquired in the Sale Transaction. The WaFed Loan is secured by a first lien mortgage on Avalon’s interest in the Underlying Properties and a pledge of the Avalon Trust units (the “WaFed Collateral”). The Royalty Interests are not part of the WaFed Collateral.

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, responsibility for, or involvement with, any aspect of the oil and natural gas operations, capital costs or other activities related to the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. The Trust Agreement generally limits the Trust’s business activities to owning the Royalty Interests and certain activities reasonably related thereto, including activities required or permitted by the terms of the Conveyances.

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

The Trust will dissolve and begin to liquidate on March 31, 2031 (the “Termination Date”), unless sooner dissolved in accordance with the terms of the Trust Agreement as described below, and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to Avalon. The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis, subject to Avalon’s right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. In addition, the Trust will dissolve if one of the following events occurs prior to the Termination Date: (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million; (c) the Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved pursuant to the provisions of the Delaware Statutory Trust Act. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets (subject to Avalon’s right of first refusal to purchase the Royalty Interests held by the Trust as of the date of such event), either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

2. Going Concern and Potential Early Termination of the Trust

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed under “Distributions to Unitholders” in Note 4 below, during April 2020, as a result of increased production costs necessary to operate the Underlying Properties, coupled with the sharp decline in oil and gas prices since the beginning of 2020, Avalon informed the Trustee that Avalon would be unable to pay on a timely basis the quarterly distribution amount it owes to the Trust for the three-month period ended March 31, 2020 and believed it would be unable to generate sufficient cash for quarterly payments to the Trust for the foreseeable future. Although the Trust has since announced quarterly distributions for the three-month periods ended June 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from March 1, 2020 to May 31, 2020) and September 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from June 1, 2020 to August 31, 2020) of approximately $652,000 and $1,732,000, respectively, there is no assurance that Avalon will be able to make distributions in subsequent calendar quarters or pay the quarterly payment amount it owes the Trust for the three-month period ended March 31, 2020 as discussed in Note 4 below.

As the COVID-19 pandemic continues to show no signs of abating and has recently resurged in the United States, Avalon has informed the Trust that it believes crude oil prices will continue to fluctuate for the remainder of 2020 and beyond. Avalon has informed the Trustee that, due to such uncertainty, combined with (a) the reduced revenues generated from operation of the Underlying Properties during the nine-month period ended September 30, 2020 (as compared to the nine-month period ended September 30, 2019), resulting from the continuing decline in production of crude oil from Trust Wells and (b) the fact that Avalon does not have the cash needed to make the payment due to the Trust, together with accrued interest, for the three-month period ended March 31, 2020, Avalon believes that the aggregate cash available for distribution, after expenses and any reserves established by the Trustee, will be less than $5 million for the four consecutive quarters ending December 31, 2020. Therefore, it is highly likely that the Trust will be required to commence dissolution on the Quarterly Payment Date (as defined in the Trust Agreement) with respect to the quarter ending December 31, 2020, which is expected to be on or about February 22, 2021. The Trustee would then commence winding-up the business and affairs of the Trust in accordance with the terms of the Trust Agreement, including among other things, selling all of the Trust’s remaining assets, paying or making provision for the payment of all anticipated or contingent Trust expenses or liabilities, distributing all remaining cash to Trust unitholders, and thereafter terminating the Trust. Due to this uncertainty, there is substantial doubt regarding the Trust’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Avalon’s Financial Condition. The reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and the dramatic reduction in the benchmark price of crude oil during 2020 have had a negative impact on Avalon’s financial condition. In an effort to reduce leasehold operating expenses ("LOE") and preserve the oil and gas leases on which oil and gas wells burdened by the Royalty Interests (“Trust Wells”) are located, as further described below, Avalon shut in 113 Trust Wells that were not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances, during the nine-month period ended September 30, 2020. These Trust Wells were not necessary to hold the leasehold interests burdened by the Trust’s Royalty Interests.

Given Avalon’s financial condition, the Board of Managers of Avalon decided to explore strategic alternatives with respect to its assets, including the Underlying Properties and the Avalon Trust units. Avalon had a number of discussions regarding a possible transaction with over 20 potential strategic partners during the second quarter of 2020. After evaluating its alternatives, on July 30, 2020, Avalon entered into a letter agreement with Montare Resources I, LLC (“Montare”), a newly formed company owned and controlled by Dickie D. Hunter, whereby Avalon agreed to negotiate exclusively with Montare regarding a possible sale of Avalon assets, including the Underlying Properties, to Montare, subject to certain conditions including the negotiation and execution of definitive documents. On the same date, Avalon and WaFed entered into an amendment to the WaFed Loan that extended (i) the date by which Avalon was obligated to provide a reserve report to WaFed (regarding the redetermination of the WaFed Loan borrowing base) to September 15, 2020 and (ii) the date by which Avalon was required to pay off the WaFed Loan to October 15, 2020. In addition, WaFed and Montare entered into a Participation Agreement with respect to the WaFed Loan whereby Montare (i) purchased an undivided participation interest in the WaFed Loan and (ii) established the right to purchase the WaFed Loan in the event Avalon does not meet the conditions of the amended WaFed Loan. See “Amendment of WaFed Loan” in Note 7. “Subsequent Events” for additional discussion of a further amendment to the WaFed Loan.

On August 26, 2020, Montare, Avalon and certain of their respective affiliates entered into a Contribution and Support Agreement, pursuant to which Avalon, among other things, (i) agreed, subject to certain conditions, to contribute all of the assets held by Avalon and its affiliates, including the Underlying Properties and the Avalon Trust units, to Montare in exchange for interests in Montare or an affiliate thereof (the “Contribution Transaction”), (ii) agreed to support Montare’s acquisition of all of the issued and outstanding Trust units not owned by Avalon by means of a transaction with the Trust or as otherwise determined by Montare in its sole discretion (a “Montare Transaction”), and any related actions taken by Montare with respect to a Montare Transaction, including by exercising any of Avalon’s rights under the Trust Agreement, (iii) granted exclusivity and an irrevocable proxy to Montare to vote all Trust units beneficially owned by Avalon in connection with a Montare Transaction, and (iv) to not take any action that, directly or indirectly, is detrimental to or hinders Montare’s ability to consummate a Montare Transaction. The consummation of the Contribution Transaction is subject to certain conditions, including Montare’s determination in its sole and absolute discretion that all conditions necessary for the consummation of a Montare Transaction have been satisfied or waived. Only upon the completion of both a Montare Transaction and the Contribution Transaction, certain employees of Avalon, including its executive management team, may become employees of Montare or its affiliates.  If any carried interest is payable to the Montare management group following completion of a Montare Transaction and the Contribution Transaction, certain executive officers of Avalon will share in such carried interest.

After preliminary discussions between Montare and the Trust regarding a Montare Transaction ended (as previously reported by Avalon and Montare in Amendment No. 3 to their joint Schedule 13D filed on September 8, 2020 and by the Trust in its Form 8-K filed on September 8, 2020), Montare and Avalon amended the Contribution and Support Agreement effective October 12, 2020. As amended, the Contribution and Support Agreement contemplates, among other things, (1) a sale of Avalon assets having a value of less than $5.0 million, in accordance with the terms of the Trust Agreement, to Montare free from and unburdened by the applicable portion of the Royalty Interests held by the Trust and (2) an extension of the term of the Contribution and Support Agreement to December 31, 2021 (from December 30, 2020) unless sooner terminated by agreement of the parties or a material adverse event. See “Sale of Assets by Avalon to Montare” in Note 7 below.

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which is determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. During the three- and nine-month periods ended September 30, 2020, due to the sharp decline in oil and gas prices since the beginning of 2020, the Trust recorded impairments in the carrying value of the Investment in Royalty Interests in aggregate of $6.4 million and $83.5 million, respectively. The impairments resulted in non-cash charges to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the investment in Royalty Interests during the three- or nine-month periods ended September 30, 2019. Material write-downs in subsequent periods may occur if commodity prices continue to decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 6 below for further discussion.

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

10

4. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax, and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period consisting of the first two months of the most recently ended quarter and the final month of the preceding quarter. A summary of the Trust’s distributions to unitholders during the three- and nine-month periods ended September 30, 2020 and the year ended December 31, 2019 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2020
First Quarter	September 1, 2019 — November 30, 2019	January 23, 2020	February 28, 2020	$4.2	$0.080
Second Quarter	December 1, 2019 — February 29, 2020	April 23, 2020	—	—	—
Third Quarter	March 1, 2020 — May 31, 2020	July 23, 2020	August 31, 2020	$0.6	$0.012
Calendar Quarter 2019
First Quarter	September 1, 2018 — November 30, 2018	January 24, 2019	February 22, 2019	$5.0	$0.095
Second Quarter	December 1, 2018 — February 28, 2019	April 25, 2019	May 24, 2019	$3.7	$0.071
Third Quarter	March 1, 2019 — May 31, 2019	July 25, 2019	August 23, 2019	$4.7	$0.089
Fourth Quarter	June 1, 2019 — August 31, 2019	October 24, 2019	November 24, 2019	$3.8	$0.073

As reported in the Trust’s Form 8-K filed on April 23, 2020 (the “April 2020 Form 8-K”), Avalon informed the Trustee that Avalon would be unable to pay on a timely basis the approximately $4.65 million it owes the Trust, which reflects the quarterly distribution amount for the three-month period ended March 31, 2020 (which primarily relates to production attributable to the Trust’s interests from December 1, 2019 to February 29, 2020) of approximately $3.73 million, or $0.071 per unit,  together with approximately $0.73 million of Trust expenses and $0.19 million to be withheld by the Trustee for the Trust’s previously disclosed cash reserve for future known, anticipated or contingent expenses or liabilities of the Trust. Consequently, the Trustee was unable to make the quarterly distribution to unitholders. In accordance with the terms of the Conveyances, the unpaid amount owed the Trust will accrue interest at the rate of interest per annum publicly announced from time to time by The Bank of New York Mellon Trust Company, N.A. at its “prime rate” in effect at its principal office in New York City until paid to the Trust. The accrued interest from May 15, 2020 to September 30, 2020 was approximately $57,000. Avalon has informed the Trustee that Avalon intends to make the payment of the distribution to the Trust, with interest in accordance with the Conveyances, when funds are available to do so.

Avalon also informed the Trustee that Avalon is using its commercially reasonable efforts to preserve the oil and gas leases burdened by the Royalty Interests so that in the future, assuming that oil prices return to a profitable level, the Trust will still hold its Royalty Interests, and Trust unitholders may have the opportunity to receive future quarterly distributions. Avalon also has informed the Trustee that it believes that continuing production from those Trust Wells required to preserve such leases is preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Trust Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon has reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Trust Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties was insufficient to cover all such costs. Avalon had anticipated that revenues from production during the quarterly production period commencing March 1, 2020 would be sufficient to fund the quarterly payment to the Trust for the quarter ended March 31, 2020 (the “May 2020 Quarterly Payment”); however, revenues from production during that quarterly production period were insufficient to generate the cash needed to make the May 2020 Quarterly Payment to the Trust due to the sharp drop in crude oil prices during the first quarter of 2020. In April 2020, Avalon informed the Trustee that due to Avalon’s decision to prioritize the preservation of oil and gas leases burdened by the Royalty Interests, coupled with the sharp decline in oil and gas prices since the beginning of 2020, as discussed elsewhere in this Quarterly Report, at that time Avalon did not believe it would be able to generate sufficient cash for quarterly payments to the Trust for the foreseeable future. However, with the partial recovery of crude oil prices since the end of April 2020 and with increased cost-cutting efforts, Avalon was able to make a payment of approximately $1.7 million to the Trust for the three-month period ended June 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from March 1, 2020 to May 31, 2020), and the Trust made a quarterly distribution to Trust unitholders of $652,000 for that period. See “Distribution to Unitholders” in Note 7. “Subsequent Events” for a discussion of the quarterly distribution to be made to Trust unitholders in November 2020. In addition, see Note 2. “Going Concern and Potential Early Termination of the Trust” for a discussion of the potential early termination of the Trust in February 2021.

5. Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee, which prior to 2017 was $150,000. The annual administrative fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the three-month periods ended September 30, 2020 and 2019 totaled approximately $41,000 and $39,000, respectively. The Trustee’s administrative fees paid during the nine-month periods ended September 30, 2020 and 2019 totaled approximately $120,000 and $118,000, respectively.

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

Administrative Services Agreement.  The Trust is party to an Administrative Services Agreement with Avalon (as the assignee of SandRidge) that obligates the Trust to pay Avalon an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by Avalon on behalf of the Trust. For its services under the Administrative Services Agreement, Avalon receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. Avalon is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the Administrative Services Agreement. The Administrative Services Agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by Avalon, the date that either Avalon or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of Avalon and (iv) a date mutually agreed by Avalon and the Trustee. During the three-month period ended September 30, 2020, the Trust paid administrative fees in the amount of $75,000 to Avalon. There were no amounts paid to Avalon during the three-month period ended September 30, 2019, as the related quarterly administrative fee was paid during a different period. During the nine-month period ended September 30, 2020, the Trust paid administrative fees in the amount of $225,000 to Avalon. During the nine-month period ended September 30, 2019, the Trust paid administrative fees in the amount of $75,000 to Avalon and $75,000 to SandRidge. During the nine-month period ended September 30, 2020, the Trust reimbursed Avalon for approximately $124,000 for out-of-pocket fees, costs and expenses that Avalon had incurred in prior periods.

6. Commitments and Contingencies

Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as the assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If Avalon were to loan funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid in full, with interest, unless Avalon consents to any further distributions. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party. No such loan from Avalon was outstanding at September 30, 2020 or December 31, 2019, and given Avalon’s current financial condition, as further discussed under “Avalon’s Financial Condition” in Note 2 above, it is unlikely such loan could be made.

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

As previously reported in the April 2020 Form 8-K, Avalon informed the Trustee that during 2019, Avalon repaired 29 producing Trust Wells to increase production. Avalon has reported that this effort, combined with higher-than-expected LOE and declining oil prices, contributed to an operating loss for Avalon in 2019 despite Avalon’s efforts to reduce LOE (including shutting in some non-economic Trust Wells, alternating production to reduce electrical and other field operating costs, and staff lay-offs). Avalon also informed the Trustee that Avalon is likely to shut in additional Trust Wells that are not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances. Avalon shut in 16 Trust Wells and 113 Trust Wells during the three- and nine-month periods ended September 30, 2020, respectively. Avalon has not repaired any Trust Wells to increase production during the first three quarters of 2020. As a result of its operating loss in 2019, Avalon has informed the Trustee that Avalon’s independent public accounting firm included a going concern qualification in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2019. This negative impact could affect Avalon’s ability to operate the Trust Wells and provide services to the Trust in the future.

7. Subsequent Events

Distribution to Unitholders. On October 22, 2020, the Trust declared a cash distribution of $0.033 per unit covering production for the three-month period from June 1, 2020 to August 31, 2020. The distribution will be paid on or about November 25, 2020 to record holders as of November 13, 2020. Distributable income for June 1, 2020 to August 31, 2020 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$2,749
Total revenues	2,749
Expenses
Post-production expenses	7
Production taxes	131
Cash reserves withheld by Trustee (1)	689
Total expenses	827
Distributable income to unitholders	$1,922
Additional cash reserve (2)	190
Distributable income available to unitholders	$1,732
Distributable income per unit (52,500,000 units issued and outstanding)	$0.033

(1)	Includes amounts withheld for payment of future Trust administrative expenses.
(2)	Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

Sale of Assets by Avalon to Montare. After preliminary discussions between Montare and the Trust regarding a Montare Transaction ended (as reported by Avalon and Montare in Amendment No. 3 to their joint Schedule 13D filed September 8, 2020 and by the Trust in its Form 8-K filed on September 8, 2020), Montare and Avalon amended the Contribution and Support Agreement, effective October 12, 2020, to include a possible sale of Avalon assets having a value of less than $5.0 million, in accordance with the terms of the Trust Agreement and Conveyances, to Montare free from and unburdened by the applicable portion of the Royalty Interests held by the Trust. On October 12, 2020, Montare and Avalon entered into a Purchase and Sale Agreement, effective as of September 1, 2020, whereby Avalon sold wells and related assets associated with certain Underlying Properties to Montare, unburdened by the applicable portion of the Royalty Interests held by the Trust, for approximately $4.9 million in accordance with Avalon’s contractual rights set forth in the Trust Agreement and the Conveyances (the “Montare Sale”). Prior to the Montare Sale, Avalon engaged an independent petroleum engineering firm to determine the fair value of all Trust Wells. Avalon informed the Trust that Avalon then sold to Montare those Trust Wells having a collective value of $4.9 million, leaving the 65 most valuable Trust Wells burdened by Royalty Interests. The wells sold to Montare include 483 shut-in wells and 338 other wells with negative present value and 428 wells with positive present value. The Royalty Interests released by the Trust in connection with the Montare Sale represented approximately 32% of the fair value of the Royalty Interests at September 1, 2020, as determined by an appraisal prepared for Avalon by an independent petroleum engineering firm. The wells sold to Montare represented approximately 76% of production attributable to the Trust's Royalty Interests for the month ended August 31, 2020 (the most recent month for which production data is available). As previously reported by the Trust in its Form 8-K filed October 14, 2020, Avalon notified the Trust of the Montare Sale on October 13, 2020. As required by the terms of the Trust Agreement, an officer of Avalon certified to the Trust that (i) the gross purchase price received by Avalon for the sale of the Underlying Properties was less than $5 million and (ii) the cash proceeds received by the Trust in respect of the Royalty Interests to be released in connection with such sale represents Fair Value (as defined in the Trust Agreement) to the Trust for such Royalty Interests. A copy of the independent petroleum engineering firm’s valuation report has been provided to the Trustee. The Montare Sale was completed on October 13, 2020, and all of the $4.9 million of proceeds that Avalon received from such sale have been paid to the Trust as fair value for the Royalty Interests required to be released by the Trustee in connection with the Montare Sale in accordance with Section 3.02 of the Trust Agreement. These proceeds will be distributed by the Trust, less any withholdings as determined by the Trustee, to Trust unitholders with the quarterly distribution, if any, for the three-month period ending December 31, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from September 1, 2020 to November 30, 2020) in accordance with the terms of the Conveyances granting the Royalty Interests to the Trust. Such distribution is expected to occur in late February 2021. As provided in the Trust Agreement, the sales proceeds of $4.9 million received by the Trust is not included in the calculation of the cash available for distribution and therefore does not affect the expected timing of the dissolution of the Trust as discussed in Note 2 above.

PEDEVCO Exchange Offer. On October 13, 2020, PEDEVCO Corp. (“PEDEVCO”) and its wholly owned subsidiary, SRPT Acquisition, LLC, made an unsolicited offer to exchange each outstanding Trust unit for 4/10ths of one share of PEDEVCO common stock. The Trustee filed its Solicitation/Recommendation Statement on October 27, 2020. The exchange offer is scheduled to expire on November 30, 2020, unless extended.

Amendment of WaFed Loan. On October 30, 2020, Avalon and WaFed entered into an amendment to the WaFed Loan that, among other things, (i) extends the date by which Avalon is required to provide a reserve report of an independent petroleum engineer to WaFed (regarding the redetermination of the borrowing base) to April 15, 2021, (ii) requires Avalon to pay off the WaFed Loan by April 15, 2021, and (iii) provides a partial release of Trust Wells located on certain of the Underlying Properties in connection with the Montare Sale. In addition, WaFed and Montare amended and restated the Participation Agreement, and Montare purchased an additional interest in the WaFed Loan.

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

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its Trust units (the “Sale Transaction”) to Avalon Energy LLC, a Texas limited liability company (“Avalon”). The Conveyances permitted SandRidge to sell all or any part of its interest in the Underlying Properties, where the Underlying Properties were sold subject to and burdened by the Royalty Interests. In connection with the Sale Transaction, Avalon and its affiliates assumed all of SandRidge’s obligations under the Conveyances and the Trust Agreement and the administrative services agreement between SandRidge and the Trust pursuant to which SandRidge and Avalon have provided accounting, tax preparation, bookkeeping and informational services to the Trust (the “Administrative Services Agreement”). In addition, SandRidge assigned its rights to Avalon under the registration rights agreement between SandRidge and the Trust. As of September 30, 2020, Avalon holds 13,125,000 Trust units, or 25% of all Trust units.

In connection with the Sale Transaction, Avalon obtained a revolving line of credit from Washington Federal, National Association (“WaFed”) pursuant to the terms of a Loan Agreement and related security documents (the “WaFed Loan”). Avalon used the proceeds of the WaFed Loan to fund a portion of the purchase price for the interests in the Underlying Properties and Trust units acquired in the Sale Transaction. The WaFed Loan is secured by a first lien mortgage on Avalon’s interest in the Underlying Properties and a pledge of the Avalon Trust units (the “WaFed Collateral”). The Royalty Interests are not part of the WaFed Collateral.

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

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile and experienced significant fluctuations during 2019 and have declined sharply in 2020 in response to the economic effects of the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries and the global outbreak of the novel form of coronavirus known as COVID-19. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of negative $37.63 per barrel of crude oil in April 2020.  The spot price for WTI crude oil has decreased from $61.17 per barrel on January 2, 2020 to $36.60 per barrel on November 2, 2020.  A buildup in inventories, lower global demand, political unrest, or other factors, such as the economic effects of the COVID-19 pandemic, could cause prices for U.S. oil, natural gas and NGL to fluctuate significantly in the future. As a result, there can be no assurance that prices for oil, natural gas and NGL will be maintained at a constant level for any significant period of time.

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

Avalon’s Financial Condition. The reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and the dramatic reduction in the benchmark price of crude oil during 2020 have had a negative impact on Avalon’s financial condition. In an effort to reduce leasehold operating expenses ("LOE") and preserve the oil and gas leases on which oil and gas wells burdened by the Royalty Interests (“Trust Wells”) are located, as further described below, Avalon shut in 113 Trust Wells that were not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances, during the nine-month period ended September 30, 2020. These Trust Wells were not necessary to hold the leasehold interests burdened by the Trust’s Royalty Interests.

In April 2020, Avalon informed the Trustee that Avalon is using its commercially reasonable efforts to preserve the oil and gas leases on which the Trust Wells are located so that in the future, assuming that crude oil prices return to a profitable level, the Trust will still hold its Royalty Interests, and Trust unitholders may have the opportunity to receive future quarterly distributions. Avalon informed the Trustee that Avalon believes that continuing production from the Trust Wells required to preserve such leases is preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Trust Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Trust Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties was insufficient to cover all such costs. Avalon had anticipated that revenues from production during the quarterly production period commencing March 1, 2020 would be sufficient to fund the quarterly payment to the Trust for the quarter ended March 31, 2020 (the “May 2020 Quarterly Payment”); however, revenues from production during that quarterly production period were insufficient to generate the cash needed to make the May 2020 Quarterly Payment to the Trust due to the sharp drop in crude oil prices during the first quarter of 2020. Avalon further informed the Trustee that due to Avalon’s decision to prioritize the preservation of oil and gas leases burdened by the Royalty Interests, coupled with the sharp decline in oil and gas prices since the beginning of 2020 as discussed elsewhere in this Quarterly Report, at that time Avalon did not believe that it would be able to generate sufficient cash for quarterly payments to the Trust for the foreseeable future. However, with the partial recovery of crude oil prices since the end of April 2020 and with increased cost-cutting efforts, Avalon was able to make a payment of approximately $1.7 million to the Trust for the three-month period ended June 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from March 1, 2020 to May 31, 2020), and the Trust made a quarterly distribution to Trust unitholders of $652,000 for that period. See “Results of Trust Operations” and “Liquidity and Capital Resources – Future Trust Distributions to Unitholders” below with respect to additional distributions for the nine-month period ended September 30, 2020.

At the same time, Avalon notified the Trust that Avalon was in default under certain financial covenants of the WaFed Loan and expected WaFed to notify Avalon (concurrent with WaFed’s redetermination of the borrowing base under the WaFed Loan) that its borrowing base would be reduced to less than the principal amount of such loan. As Avalon had indicated to the Trust that Avalon did not have (and still does not have) sufficient funds to pay down the principal amount of the WaFed Loan and come into compliance with any adjustment to the borrowing base, Avalon believed it was possible WaFed could foreclose on the Underlying Properties securing the loan.

Given Avalon’s financial condition, the Board of Managers of Avalon decided to explore strategic alternatives with respect to its assets, including the Underlying Properties and the Avalon Trust units. Avalon had a number of discussions regarding a possible transaction with over 20 potential strategic partners during the second quarter of 2020. After evaluating its alternatives, on July 30, 2020, Avalon entered into a letter agreement with Montare Resources I, LLC (“Montare”), a newly formed company owned and controlled by Dickie D. Hunter, whereby Avalon agreed to negotiate exclusively with Montare regarding a possible sale of Avalon assets, including the Underlying Properties, to Montare, subject to certain conditions including the negotiation and execution of definitive documents. On the same date, Avalon and WaFed entered into an amendment to the WaFed Loan that extended (i) the date by which Avalon was obligated to provide a reserve report to WaFed (regarding the redetermination of the WaFed Loan borrowing base) to September 15, 2020 and (ii) the date by which Avalon was required to pay off the WaFed Loan by October 15, 2020. In addition, WaFed and Montare entered into a Participation Agreement with respect to the WaFed Loan whereby Montare (i) purchased an undivided participation interest in the WaFed Loan and (ii) established the right to purchase the WaFed Loan in the event Avalon does not meet the conditions of the amended WaFed Loan.

On August 26, 2020, Montare, Avalon and certain of their respective affiliates entered into a Contribution and Support Agreement, pursuant to which Avalon, among other things, (i) agreed, subject to certain conditions, to contribute all of assets held by Avalon and its affiliates, including the Underlying Properties and the Trust units beneficially owned by Avalon to Montare in exchange for interests in Montare or an affiliate thereof (the “Contribution Transaction”), (ii) agreed to support Montare’s acquisition of all of the issued and outstanding Trust units not owned by Avalon by means of a transaction with the Trust or as otherwise determined by Montare in its sole discretion (a “Montare Transaction”), and any related actions taken by Montare with respect to a Montare Transaction, including by exercising any of Avalon’s rights under the Trust Agreement, (iii) granted exclusivity and an irrevocable proxy to Montare to vote all Trust units beneficially owned by Avalon in connection with a Montare Transaction, and (iv) to not take any action that, directly or indirectly, is detrimental to or hinders Montare’s ability to consummate a Montare Transaction. The consummation of the Contribution Transaction is subject to certain conditions, including Montare’s determination in its sole and absolute discretion that all conditions necessary for the consummation of a Montare Transaction have been satisfied or waived. Only upon the completion of both a Montare Transaction and the Contribution Transaction, certain employees of Avalon, including its executive management team, may become employees of Montare or its affiliates.  If any carried interest is payable to the Montare management group following completion of a Montare Transaction and the Contribution Transaction, certain executive officers of Avalon will share in such carried interest.

After preliminary discussions between Montare and the Trust regarding a Montare Transaction ended (as previously reported by Avalon and Montare in Amendment No. 3 to their joint Schedule 13D filed on September 8, 2020 and by the Trust in its Form 8-K filed on September 8, 2020), Montare and Avalon amended the Contribution and Support Agreement effective October 12, 2020. As amended, the Contribution and Support Agreement contemplates, among other things, (1) a sale of Avalon assets having a value of less than $5.0 million, in accordance with the terms of the Trust Agreement, to Montare free from and unburdened by the applicable portion of the Royalty Interests held by the Trust and (2) an extension of the term of the Contribution and Support Agreement to December 31, 2021 (from December 30, 2020) unless sooner terminated by agreement of the parties or a material adverse event.

On October 12, 2020, Montare and Avalon entered into a Purchase and Sale Agreement, effective as of September 1, 2020, whereby Avalon sold wells and related assets associated with certain Underlying Properties to Montare, unburdened by the applicable portion of the Royalty Interests held by the Trust, for approximately $4.9 million in accordance with Avalon’s contractual rights set forth in the Trust Agreement and the Conveyances (the “Montare Sale”). Prior to the Montare Sale, Avalon engaged an independent petroleum engineering firm to determine the fair value of all Trust Wells. Avalon informed the Trust that Avalon then sold to Montare those Trust Wells having a collective value of $4.9 million, leaving the 65 most valuable Trust Wells burdened by Royalty Interests. The wells sold to Montare include 483 shut-in wells and 338 other wells with negative present value and 428 wells with positive present value. The Royalty Interests released by the Trust in connection with the Montare Sale represented approximately 32% of the fair value of the Royalty Interests at September 1, 2020, as determined by an appraisal prepared for Avalon by an independent petroleum engineering firm. The wells sold to Montare represented approximately 76% of production attributable to the Trust's Royalty Interests for the month ended August 31, 2020 (the most recent month for which production data is available). As previously reported by the Trust in its Form 8-K filed October 14, 2020, Avalon notified the Trust of the Montare Sale on October 13, 2020. As required by the terms of the Trust Agreement, an officer of Avalon certified to the Trust that (i) the gross purchase price received by Avalon for the sale of the Underlying Properties was less than $5 million and (ii) the cash proceeds received by the Trust in respect of the Royalty Interests to be released in connection with such sale represents Fair Value (as defined in the Trust Agreement) to the Trust for such Royalty Interests. A copy of the independent petroleum engineering firm’s valuation report has been provided to the Trustee. The Montare Sale was completed on October 13, 2020, and all of the $4.9 million of proceeds that Avalon received from such sale have been paid to the Trust as fair value for the Royalty Interests required to be released by the Trustee in connection with the Montare Sale in accordance with Section 3.02 of the Trust Agreement. These proceeds will be distributed by the Trust, less any withholdings as determined by the Trustee, to Trust unitholders with the quarterly distribution, if any, for the three-month period ending December 31, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from September 1, 2020 to November 30, 2020) in accordance with the terms of the Conveyances granting the Royalty Interests to the Trust. Such distribution is expected to occur in late February 2021. As provided in the Trust Agreement, the sales proceeds of $4.9 million received by the Trust is not included in the calculation of the cash available for distribution and therefore does not affect the expected timing of the dissolution of the Trust as discussed in “—Potential Early Termination of the Trust” below.

Pro forma information regarding the impact of the Montare Sale on the Trust is included as an exhibit to the Trust’s Current Report on Form 8-K/A filed on November 13, 2020 and is included as Exhibit 99.1 to this Quarterly Report and incorporated herein by reference.

On October 30, 2020, Avalon and WaFed entered into another amendment to the WaFed Loan that (i) extends the date by which Avalon is obligated to provide a reserve report from an independent petroleum reserve engineer to WaFed (regarding the redetermination of the borrowing base) to April 15, 2021, (ii) requires Avalon to pay off the WaFed Loan by April 15, 2021, and (ii) provides a partial release of Trust Wells located on certain of the Underlying Properties in connection with the Montare Sale. In addition, WaFed and Montare modified the Participation Agreement, and Montare purchased an additional interest in the WaFed Loan. See “Risk Factors – The value of the Royalty Interests is highly dependent on the performance and financial condition of Avalon” in Item 1A of Part II of this Quarterly Report for a discussion of additional risks relating to the WaFed Loan and Avalon’s financial condition.

Potential Early Termination of the Trust. The Trust Agreement provides that the Trust will terminate if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million. If this early termination event occurs, the Trust Agreement requires the Trustee to commence winding-up the business and affairs of the Trust, including among other things, selling the Royalty Interests, either by private sale or public auction, subject to Avalon's right of first refusal to purchase the Royalty Interests. After the sale of all of the Royalty Interests, payment of all Trust liabilities and establishment of reasonable provisions for the payment of additional anticipated or contingent Trust expenses or liabilities, the Trustee will distribute the net proceeds of the sale to the Trust unitholders, and thereafter terminate the Trust.

As the COVID-19 pandemic continues to show no signs of abating and has recently resurged in the United States, Avalon has informed the Trust that it believes crude oil prices will continue to fluctuate for the remainder of 2020 and beyond. Avalon has also informed the Trustee that, due to such uncertainty, combined with (a) the reduced revenues generated from operation of the Underlying Properties during the nine-month period ended September 30, 2020 (as compared to the nine-month period ended September 30, 2019) resulting from the continuing decline in production of crude oil from Trust Wells, and (b) the fact that Avalon does not have the cash needed to make the payment due to the Trust, together with accrued interest, for the three-month period ended March 31, 2020, Avalon believes that the aggregate cash available for distribution, after expenses and any reserves established by the Trustee, will be less than $5 million for the four consecutive quarters ending December 31, 2020 irrespective of whether the Montare Sale had occurred. Therefore, it is highly likely that the Trust will be required to commence dissolution on the Quarterly Payment Date (as defined in the Trust Agreement) with respect to the quarter ending December 31, 2020, which is expected to be on or about February 22, 2021. The Trustee would then be required to commence winding-up the business and affairs of the Trust, including among other things, selling all of the Trust’s remaining assets, paying or making provision for the payment of all anticipated or contingent Trust expenses or liabilities, distributing all remaining cash to Trust unitholders, and thereafter terminating the Trust. Due to this uncertainty, there is substantial doubt regarding the Trust’s ability to continue as a going concern within one year after September 30, 2020, the date that the financial statements are issued. The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delisting of Trust Units. On December 27, 2019, the Trust received written notification from The New York Stock Exchange (“NYSE”) that the Trust no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust units fell below $1.00 over a 30 consecutive trading-day period. As the Trust was unable to regain compliance with the applicable standards within an extended cure period, the NYSE announced the suspension of trading of the Trust units due to non-compliance with Section 802.01C of the NYSE Listed Company Manual, effective as of the close of trading on September 8, 2020, and announced that it was initiating proceedings to delist the Trust units. As a result, the Trust units transitioned to the OTC Pink Market, operated by OTC Markets Group, effective with the opening of trading on September 9, 2020 under the trading symbol “PERS.” On September 28, 2020, the NYSE filed a Form 25 to delist the Trust units, which became effective on October 9, 2020. The Trust can provide no assurance that any trading market for the Trust units will exist on the OTC Pink Market or that current trading levels will be sustained or not diminish.

Properties. As of September 30, 2020, the Trust’s assets consisted of Royalty Interests that burden the Trust Wells, all of which are located in Andrews County, Texas.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production from the Trust Wells, the prices received for such production and post-production costs (primarily transportation). Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from Avalon. Information regarding the Trust’s production, pricing and costs for the three- and nine-month periods ended September 30, 2020 and 2019 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020(1)	2019(2)	2020(3)	2019(4)
Production Data
Oil (MBbls)	78	105	171	318
NGL (MBbls)	9	13	20	44
Natural gas (MMcf)	36	42	74	139
Combined equivalent volumes (MBoe)	93	125	203	385
Average daily combined equivalent volumes (MBoe/d)	1.0	1.4	1.1	1.4
Well Data
Initial and Trust Development Wells producing - average	851	1,047	878	1,051
Revenues (in thousands)
Royalty income	$1,664	$6,068	$6,956	$17,227
Total revenue	1,664	6,068	6,956	17,227
Expenses (in thousands)
Post-production expenses	11	13	26	34
Production taxes	80	284	334	817
Property taxes	—	—	1,676	—
Franchise taxes	—	—	36	47
Trust administrative expenses	415	110	1,462	1,152
Cash reserves used (withheld) for current Trust expenses, net of amounts withheld (used)	504	990	(1,443)	1,744
Total expenses	1,010	1,397	2,091	3,794
Distributable income available to unitholders	$654	$4,671	$4,865	$13,433
Average Prices
Oil (per Bbl)	20.21	$55.13	$38.63	$50.44
NGL (per Bbl)	9.66	$18.25	$14.78	$21.28
Combined oil and NGL (per Bbl)	19.06	$51.13	$36.17	$46.93
Natural gas (per Mcf)	0.14	$0.68	$0.54	$1.53
Combined equivalent (per Boe)	17.89	$48.50	$34.16	$44.66
Average Prices — including impact of post-production expenses
Natural gas (per Mcf)	(0.17)	$0.36	$0.19	$1.30
Combined equivalent (per Boe)	17.77	$48.39	$34.03	$44.57
Expenses (per Boe)
Post-production production	0.12	$0.10	$0.13	$0.09
Production taxes	0.86	$2.28	$1.64	$2.12

(1)	Production volumes and related revenues and expenses for the three-month period ended September 30, 2020 (included in Avalon’s August 2020 net revenue distributions to the Trust) represent production from March 1, 2020 to May 31, 2020.
(2)	Production volumes and related revenues and expenses for the three-month period ended September 30, 2019 (included in Avalon’s August 2019 net revenue distributions to the Trust) represent production from March 1, 2019 to May 31, 2019.
(3)	Production volumes and related revenues and expenses for the nine-month period ended September 30, 2020 (included in Avalon’s February 2020 and August 2020 net revenue distribution to the Trust) represent production from September 1, 2019 to November 30, 2019 and March 1, 2020 to May 31, 2020. Avalon did not make a distribution of revenue to the Trust for the production period from December 1, 2019 to February 29, 2020. See “Overview–Avalon’s Financial Condition” above.
(4)	Production volumes and related revenues and expenses for the nine-month period ended September 30, 2019 (included in Avalon’s February 2019, May 2019 and August 2019 net revenue distributions to the Trust) represent production from September 1, 2018 to May 31, 2019.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the three-month period ended September 30, 2020 totaled approximately $1.7 million compared to $6.1 million received during the three-month period ended September 30, 2019. The approximate $4.4 million decrease in royalty income consisted of approximately $2.8 million attributable to a decrease in prices received and approximately $1.6 million attributable to a decrease in total volumes produced. The average number of producing wells in the three-month period ended September 30, 2020 decreased by 196 from 1,047 wells in the three-month period ended September 30, 2019, because those Trust Wells could not produce oil and natural gas in paying quantities due to a continuing decline in production and were shut in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2020 totaled approximately $0.1 million, or $0.86 per Boe, and were approximately 4.8% of royalty income. Production taxes for the three-month period ended September 30, 2019 totaled approximately $0.3 million, or $2.28 per Boe, and were approximately 4.7% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to Avalon, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended September 30, 2020 totaled approximately $0.4 million compared to approximately $0.1 million for the three-month period ended September 30, 2019. The increase during the 2020 period primarily relates to the timing of administrative expense payments.

Distributable Income

Distributable income for the three-month period ended September 30, 2020 was $0.7 million, which included a net addition of approximately $0.5 million to the cash reserve for the payment of future Trust expenses, reflecting approximately $0.9 million withheld from the August 2020 cash distribution to unitholders partially offset by approximately $0.4 million used to pay Trust expenses during the period. Distributable income for the three-month period ended September 30, 2019 was $4.7 million, which included a net addition of approximately $1.0 million to the cash reserve for the payment of future Trust expenses, reflecting approximately $1.1 million withheld from the August 2019 cash distribution to unitholders partially offset by approximately $0.1 million used to pay Trust expenses during the period.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenues

Royalty Income. Royalty income received during the nine-month period ended September 30, 2020 totaled $7.0 million compared to $17.2 million received during the nine-month period ended September 30, 2019. The decrease is the result of Avalon’s failure to pay proceeds owed to the Trust for the period from December 1, 2019 to February 29, 2020 in the amount of approximately $4.7 million. The average number of producing Trust Wells in the nine-month period ended September 30, 2020 decreased by 173 from 1,051 Trust Wells in the nine-month period ended September 30, 2019, because certain Trust Wells that could not produce minerals in commercial quantities due to a continuing decline in production were shut in.

Expenses

Property Taxes. Property taxes paid during the nine months ended September 30, 2020 were approximately $1.7 million, which related to 2019 property taxes. There were no property taxes paid during the nine months ended September 30, 2019 as the applicable taxes were paid during a prior period.

Production Taxes. Production taxes paid for the nine-month period ended September 30, 2020 totaled approximately $0.3 million, or $1.64 per Boe, and were approximately 4.8% of royalty income. Production taxes for the nine-month period ended September 30, 2019 totaled approximately $0.8 million, or $2.12 per Boe, and were approximately 4.8% of royalty income.

Distributable Income

Distributable income for the nine-month period ended September 30, 2020 was $4.9 million, which included a net reduction of approximately $1.4 million to the cash reserve for the payment of future Trust expenses, reflecting approximately $3.1 million used to pay Trust expenses during the period partially offset by approximately $1.7 million withheld from the February 2020 and August 2020 cash distribution to unitholders. Distributable income for the nine-month period ended September 30, 2019 was $13.4 million, which included a net addition of approximately $1.7 million to the cash reserve for the payment of future Trust expenses, reflecting approximately $2.9 million withheld in aggregate from the February 2019, May 2019 and August 2019 cash distributions to unitholders partially offset by approximately $1.2 million used to pay Trust expenses during the period.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 paid to Avalon pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests during that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including Avalon, to pay such expenses. The Trustee does not intend to lend funds to the Trust. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as the assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If Avalon loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid in full, with interest, unless Avalon consents to any further distributions. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party. No such loan was outstanding at September 30, 2020 or December 31, 2019, and given Avalon’s current financial condition, as further discussed under “Overview—Avalon’s Financial Condition” above, it is unlikely such loan could be made.

Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee has withheld, and in the future intends to withhold, the greater of $190,000 or 3.5% of the funds otherwise available for distribution to Trust unitholders each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of approximately $2,275,000. In 2019, the Trustee withheld an aggregate of $760,000 from the funds otherwise available for distribution to Trust unitholders.  In 2020, the Trustee withheld approximately $380,000 from the funds otherwise available for distribution.

Reliance on Avalon. The Trust is highly dependent on Avalon for multiple services, including the operation of the Trust Wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping, regulatory filings and information services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses. Avalon is a relatively new oil and gas company formed in August 2018 with no prior operating history. Avalon’s ability to continue operating the Underlying Properties depends on its future financial condition and economic performance, access to capital, and other factors, many of which are out of Avalon’s control. If the reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and the recent reduction in the benchmark price of crude oil persist for the near term or longer, such factors are likely to have a negative impact on Avalon’s financial condition. This negative impact could affect Avalon’s ability to operate the Trust Wells and provide services to the Trust.

Avalon has informed the Trustee that during 2019, Avalon repaired 29 producing Trust Wells to increase production. Avalon has reported that this effort, combined with higher-than-expected lease operating expenses LOE and declining oil prices, contributed to an operating loss for Avalon in 2019, despite Avalon’s efforts to reduce LOE (including shutting in some non-economic Trust Wells, alternating production to reduce electrical and other field operating costs, and staff lay-offs). Avalon has informed the Trustee that Avalon is likely to shut in additional Trust Wells that are not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances. Avalon shut in 16 Trust Wells and 113 Trust Wells during the three- and nine-month periods ended September 30, 2020, respectively. Avalon did not repair any producing Trust Wells to increase production during the first half of 2020. As a result of the operating loss for Avalon in 2019, Avalon has informed the Trustee that Avalon’s independent public accounting firm included an emphasis of matter paragraph in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2019. See “Overview – Avalon’s Financial Condition” above for additional information regarding Avalon’s financial condition.

2020 Trust Distributions to Unitholders. During the nine-month period ended September 30, 2020, the Trust’s distributions to unitholders were as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2020
First Quarter	September 1, 2019 — November 30, 2019	January 23, 2020	February 28, 2020	$4.2	$0.080
Second Quarter	December 1, 2019 — February 29, 2020	April 23, 2020	—	—	—
Third Quarter	March 1, 20120 — May 31, 2020	July 23, 2020	August 31, 2020	$0.6	$0.012

As previously reported in the Trust’s Form 8-K filed on April 23, 2020, Avalon has informed the Trustee that Avalon was unable to pay on a timely basis the approximately $4.65 million it owes the Trust, which reflects the quarterly distribution amount for the three-month period ended March 31, 2020 (which primarily relates to production attributable to the Trust’s interests from December 1, 2019 to February 29, 2020) of approximately $3.73 million, or $0.071 per unit,  together with approximately $0.73 million of Trust expenses and $0.19 million to be withheld by the Trustee for the Trust’s previously disclosed cash reserve for future known, anticipated or contingent expenses or liabilities of the Trust. Consequently, the Trustee was unable to make the quarterly distribution to unitholders for the three-month period ended March 31, 2020. In accordance with the terms of the Conveyances, the unpaid amount owed the Trust will accrue interest at the rate of interest per annum publicly announced from time to time by The Bank of New York Mellon Trust Company, N.A. at its “prime rate” in effect at its principal office in New York City until paid to the Trust. The accrued interest from May 15, 2020 to September 30, 2020 was approximately $57,000. Avalon has informed the Trustee that Avalon intends to make the payment of the distribution to the Trust, with interest in accordance with the Conveyances, when funds are available to do so.

23

Future Trust Distributions to Unitholders. During the three-month production period from June 30, 2020 to August 31, 2020, combined sales volumes were lower than the previous period. On October 22, 2020, the Trust declared a cash distribution of $0.033 per unit covering production for the period. The distribution will be paid on or about November 25, 2020 to record unitholders as of November 13, 2020 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$2,749
Total revenues	2,749
Expenses
Post-production expenses	7
Production taxes	131
Cash reserves withheld by Trustee (1)	689
Total expenses	827
Distributable income to unitholders	$1,922
Additional cash reserve (2)	190
Distributable income available to unitholders	$1,732
Distributable income per unit (52,500,000 units issued and outstanding)	$0.033

(1) Includes amounts withheld for payment of future Trust administrative expenses.

(2) Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

Potential Early Termination of the Trust. As the COVID-19 pandemic continues to show no signs of abating and has recently resurged in the United States, Avalon has informed the Trust that it believes crude oil prices will continue to fluctuate for the remainder of 2020 and beyond. Avalon has also informed the Trustee that, due to such uncertainty, combined with (a) the reduced revenues generated from operation of the Underlying Properties during the nine-month period ended September 30, 2020 (as compared to the nine-month period ended September 30, 2019), resulting from the continuing decline in production of crude oil from Trust Wells and (b) the fact that Avalon does not have the cash needed to make the payment due to the Trust, together with accrued interest, for the three-month period ended March 31, 2020, Avalon believes that the aggregate cash available for distribution, after expenses and any reserves established by the Trustee, will be less than $5 million for the four consecutive quarters ending December 31, 2020 irrespective of whether the Montare Sale had occurred. Therefore, it is highly likely that the Trust will be required to commence dissolution on the Quarterly Payment Date (as defined in the Trust Agreement) with respect to the quarter ending December 31, 2020, which is expected to be on or about February 22, 2021. The Trustee would then commence winding-up the business and affairs of the Trust in accordance with the terms of the Trust Agreement, including among other things, selling all of the Trust’s remaining assets, paying or making provision for the payment of all anticipated or contingent Trust expenses or liabilities, distributing all remaining cash to Trust unitholders, and thereafter terminating the Trust.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Avalon and its affiliates.

PART II. Other Information

ITEM 1A. Risk Factors

Except as provided below, there have been no material changes to the risk factors contained in Item 1A of the 2019 Form 10-K.

The COVID-19 pandemic could materially adversely affect proceeds to the Trust and cash distributions to unitholders.

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic has had, and is likely to continue to have, a negative impact on worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate spot price of crude oil has declined from $61.17 per barrel on January 2, 2020 to $36.60 per barrel on November 2, 2020, and crude oil reached a closing NYMEX price low of negative $37.63 per barrel of crude oil in April 2020, in response to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving.

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

As the COVID-19 pandemic continues to show no signs of abating and has recently resurged in the United States, Avalon has informed the Trust that it believes crude oil prices will continue to fluctuate for the remainder of 2020 and beyond. Avalon has informed the Trustee that, due to such uncertainty, combined with (a) the reduced revenues generated from operation of the Underlying Properties during the nine-month period ended September 30, 2020 (as compared to the nine-month period ended September 30, 2019), resulting from the continuing decline in production of crude oil from Trust Wells, and (b) the fact that Avalon does not have the cash needed to make the payment due to the Trust, together with accrued interest, for the three-month period ended March 31, 2020, Avalon believes that the aggregate cash available for distribution, after expenses and any reserves established by the Trustee, will be less than $5 million for the four consecutive quarters ending December 31, 2020. Therefore, it is highly likely that the Trust will be required to commence dissolution on the Quarterly Payment Date (as defined in the Trust Agreement) with respect to the quarter ending December 31, 2020, which is expected to be on or about February 22, 2021. The Trustee would then be required to commence winding-up the business and affairs of the Trust, including among other things, selling all of the Trust’s remaining assets, paying or making provision for the payment of all anticipated or contingent Trust expenses or liabilities, distributing all remaining cash to Trust unitholders, and thereafter terminating the Trust.

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

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of negative $37.63 per Bbl of crude oil in April 2020. Although OPEC has since agreed to certain production cuts, prices in the oil and gas market have remained depressed, as the oversupply and lack of demand in the market persist. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

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

Avalon has informed the Trustee that during 2020 it has shut in additional Trust Wells that are not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances, in an effort to further reduce LOE. These Trust Wells were not necessary to hold the leasehold interests burdened by the Trust’s Royalty Interests. Avalon shut in 16 Trust Wells and 113 Trust Wells during the three- and nine-month periods ended September 30, 2020, respectively.

Avalon has also informed the Trustee that Avalon is using its commercially reasonable efforts to preserve the oil and gas leases on which the Trust Wells are located so that in the future, assuming that crude oil prices return to a profitable level, the Trust will still hold its Royalty Interests, and Trust unitholders may have the opportunity to receive future quarterly distributions. Avalon also has informed the Trustee that Avalon believes that continuing production from the Trust Wells required to preserve such leases is preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Trust Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon has reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Trust Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties was insufficient to cover all such costs. Avalon had anticipated that revenues from production during the quarterly production period commencing March 1, 2020 would be sufficient to fund the May 2020 Quarterly Payment to the Trust; however, revenues from production during that quarterly production period were insufficient to generate the cash needed to make the May 2020 Quarterly Payment to the Trust due to the sharp drop in crude oil prices during the first quarter of 2020. In April 2020, Avalon informed the Trustee that due to Avalon’s decision to prioritize the preservation of oil and gas leases burdened by the Royalty Interests, coupled with the sharp decline in oil and gas prices since the beginning of 2020 as discussed elsewhere in this Quarterly Report, at that time Avalon did not believe that it would be able to generate sufficient cash for quarterly payments to the Trust for the foreseeable future. However, with the partial recovery of crude oil prices since the end of April 2020 and with increased cost-cutting efforts, Avalon was able to make a payment of approximately $1.7 million to the Trust for the three-month period ended June 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from March 1, 2020 to May 31, 2020), and the Trust made a quarterly distribution to Trust unitholders of $652,000 for that period. Additionally, Avalon has informed the Trust that it will make a payment of approximately $2.7 million to the Trust for the three-month period ended September 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from June 1, 2020 to August 31, 2020) and on October 22, 2020, the Trust announced a quarterly distribution for the three-month period ended September 30, 2020 of $1.7 million.

In connection with the Sale Transaction, Avalon obtained a revolving line of credit from Washington Federal, National Association (“WaFed”) pursuant to the terms of a Loan Agreement and related security documents (the “WaFed Loan”). Avalon used the proceeds of the WaFed Loan to fund a portion of the purchase price for the interests in the Underlying Properties and Trust units acquired in the Sale Transaction. The WaFed Loan is secured by a first lien mortgage on Avalon’s interest in the Underlying Properties and a pledge of the Avalon Trust units (the “WaFed Collateral”). The Royalty Interests are not part of the WaFed Collateral.

Since April 2020, Avalon has been in discussions with WaFed regarding forbearance of certain breached financial covenants and an extension of the WaFed Loan. On July 30, 2020, Avalon and WaFed entered into an amendment to the WaFed Loan that extended the date by which Avalon was obligated to provide a reserve report to WaFed (regarding the redetermination of the borrowing base) to September 15, 2020 and required Avalon to pay off the WaFed Loan by October 15, 2020. In addition, WaFed and Montare entered into a Participation Agreement with respect to the WaFed Loan whereby Montare purchased an undivided participation interest in the WaFed Loan and Montare has the right to purchase the WaFed Loan in the event Avalon does not meet the conditions of the amended WaFed Loan. On October 30, 2020, Avalon and WaFed entered into another amendment to the WaFed Loan that (i) extends the date by which Avalon is required to provide a reserve report of an independent petroleum engineer to WaFed (regarding the redetermination of the borrowing base) to April 15, 2021, (ii) requires Avalon to pay off the WaFed Loan by April 15, 2021, and (iii) provides a partial release of Trust Wells located on certain of the Underlying Properties in connection with the Montare Sale. In addition, WaFed and Montare modified the Participation Agreement, and Montare purchased an additional interest in the WaFed Loan.

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

ITEM 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report:

		Incorporated by Reference				Filed or
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Certificate of Trust of SandRidge Permian Trust	S-1	333-174492	3.1	05/25/2011

3.2	Amended and Restated Trust Agreement of SandRidge Permian Trust, dated August 16, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35274	4.1	08/19/2011

3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Permian Trust, dated June 18, 2012, by the Bank of New York Mellon Trust Company, N.A.	10-Q	001-35274	3.3	08/13/2012

31.1	Section 302 Certification					*

32.1	Section 906 Certification					*

99.1	Pro Forma Financial Information	8-K/A	001-35274	99.2	11/13/2020

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDRIDGE PERMIAN TRUST

	By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Trustee

		By:	/s/ Sarah Newell
Sarah Newell
Vice President

Date: November 13, 2020

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