Form 10-K
period 2020-12-31
SandRidge Permian Trust
filed 2021-03-26
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
None

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐  No ☒

The aggregate market value of Common Units of Beneficial Interest of the Trust held by non-affiliates on June 30, 2020 (the last business day of its most recently completed second quarter) was approximately $17.72 million based on the closing price as quoted on the New York Stock Exchange.

As of March 26, 2021, 52,500,000 Common Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

SANDRIDGE PERMIAN TRUST

2020 ANNUAL REPORT ON FORM 10-K

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about the Trust, Avalon and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and “Risk Factors” in Item 1A and elsewhere herein regarding the proved oil, natural gas and NGL reserves associated with the Underlying Properties, the Trust’s or Avalon’s future financial position, business strategy, information regarding costs and information regarding production and reserve declines, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Trust has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions made by the Trust in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Trust’s expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of this report, which could affect the future results of the energy industry in general, and the Trust and Avalon in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Avalon’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

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

Gross wells. The total wells in which a working interest is owned.

LOE. Leasehold operating expenses.

MBbls. Thousand barrels of oil or other liquid hydrocarbons.

MBoe. Thousand barrels of oil equivalent.

MBoe/d. Thousand barrels of oil equivalent per day.

Mcf. Thousand cubic feet of natural gas.

MMcf. Million cubic feet of natural gas.

Net wells.  The sum of the fractional working interests owned in gross wells.

Net revenue interests or NRI.  A share of production after all burdens, such as royalties and overriding royalty interests, have been deducted from the working interest.

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

Proved reserves.  Those quantities of oil, natural gas and NGL that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

PV-10.  The present value of estimated future revenues to be generated from the production of proved reserves, before income taxes, calculated in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation and without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization. PV-10 is calculated using an annual discount rate of 10%.

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

Standardized measurement.  The present value of estimated future cash inflows from proved oil, natural gas and NGL reserves, less future development and production costs and future income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized Measure differs from PV-10 because Standardized Measure includes the effect of future income taxes on future net revenues.

Working interest.  The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.

v

PART I

Item 1. Business

General

SandRidge Permian Trust is a statutory trust formed under the Delaware Statutory Trust Act pursuant to a trust agreement, as amended and restated, by and among SandRidge, as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”) (such amended and restated trust agreement, as amended to date, the “Trust Agreement”), in May 2011. The Trust’s affairs are administered by the Trustee, which maintains its offices at 601 Travis Street, 16th Floor, Houston, Texas 77002. The Trust does not have any employees.

Copies of reports filed by the Trust under the Exchange Act are available to Trust unitholders and the public promptly after such materials are filed with or furnished to the Securities and Exchange Commission (“SEC”) by accessing the EDGAR system maintained by the SEC at www.sec.gov/edgar. Certain information concerning the Trust and Trust units as well as a link to the Trust’s filings with the SEC may be obtained at the following website location: https://per.q4web.com/home/default.aspx. The Trust will also provide electronic or paper copies of its filings free of charge upon request to the Trustee.

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

The Royalty Interests entitle the Trust to receive (a) 80% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas and NGL production attributable to the net revenue interest of SandRidge in 517 oil and natural gas wells drilled and completed as of April 1, 2011 on the Underlying Properties, including 21 wells awaiting Completion at that time (the “Initial Wells”), and (b) 70% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas and NGL production attributable to the net revenue interest in 888 development wells drilled and completed by an affiliate of SandRidge pursuant to the terms of a development agreement between the Trust and SandRidge (the “Trust Development Wells”) within an area of mutual interest designated in the development agreement. The development agreement obligated SandRidge to drill and complete the Trust Development Wells by March 31, 2016. SandRidge fulfilled this obligation in November 2014, and, as a result, the development agreement terminated and the Subordinated Units issued to SandRidge were converted to Common Units in January 2016 pursuant to the terms of the Trust Agreement. At March 26, 2021, the Trust had 52,500,000 Common Units issued and outstanding.

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, or involvement with, any aspect of the oil and natural gas operations, operating or capital costs or other activities related to the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. However, the Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and natural gas operations or other activities with respect to the Underlying Properties. The Trust Agreement generally limits the Trust’s business activities to owning the Royalty Interests and certain activities reasonably related thereto, including activities required or permitted by the terms of the Conveyances related to the Royalty Interests.

The Trust is highly dependent on Avalon for multiple services, including: (a) the operation of the Underlying Properties and wells located thereon; (b) the marketing and sale of hydrocarbon production from the wells; (c) the remittance of net proceeds from the sale of production from wells burdened by the Royalty Interests to the Trust; (d) administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust; and (e) the preparation and filing of reports the Trust is or may be required to prepare and/or file in accordance with applicable tax and securities laws, exchange listing rules and other requirements. The ability to operate the Underlying Properties depends on Avalon’s future financial condition and economic performance, access to capital, and other factors, many of which are out of Avalon’s control. If the reduced demand for crude oil in the global market resulting from the economic effects of the coronavirus pandemic and the resulting reduction in the benchmark price of crude oil persist for the near term or longer, such factor is likely to have a negative impact on Avalon’s financial condition. This negative impact could affect Avalon’s ability to operate the wells and provide services to the Trust.

Sale of Assets by SandRidge to Avalon. On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all Common Units which it owned to Avalon Energy, LLC, a Texas limited liability company (“Avalon Energy”). In connection with this transaction (the “Sale Transaction”), Avalon Energy assumed all of SandRidge’s obligations under the Trust Agreement, the Conveyances, and the administrative services agreement between SandRidge and the Trust (as further described below). Avalon Energy, together with Avalon Exploration and Production LLC, its parent company, and Avalon TX Operating, LLC, the operator of the Underlying Properties, are collectively referred to as “Avalon” in this report. As a part of the Sale Transaction, SandRidge provided certain transition services to Avalon, including trust administration services, through April 30, 2019, pursuant to a transition services agreement that expired at the end of the transition period. At December 31, 2020, Avalon owned 13,125,000 Common Units, or 25% of all issued and outstanding Trust units.

In connection with the Sale Transaction, Avalon obtained a revolving line of credit from Washington Federal Bank, National Association (“WaFed”) pursuant to the terms of a Loan Agreement and related security documents (the “WaFed Loan”). Avalon used the proceeds of the WaFed Loan to fund a portion of the purchase price for the Underlying Properties and Trust units acquired in the Sale Transaction. The WaFed Loan is secured by a first lien mortgage on Avalon’s interest in the Underlying Properties and a pledge of the Avalon Trust units (the “WaFed Collateral”). The Trust’s Royalty Interests are not part of the WaFed Collateral.

As was the case with SandRidge prior to the Sale Transaction, pursuant to the terms of the Conveyances, Avalon is obligated to act in good faith and as a reasonably prudent operator under the same or similar circumstances as it would if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such properties (the “Reasonably Prudent Operator Standard”). The Conveyances permit Avalon to sell all or any part of its interest in the Underlying Properties, if the Underlying Properties are sold subject to and burdened by the Royalty Interests. In addition, the Trust Agreement and Conveyances permit Avalon to sell any part of its interest in the Underlying Properties free from and unburdened by the Royalty Interests, without the consent of the Trustee or Trust unitholders, provided (a) the Trust receives fair value in the form of cash for the Royalty Interests to be released by the Trustee in connection with the sale of the Underlying Properties, (b) the aggregate fair value of the Royalty Interests to be released by the Trustee and any other Royalty Interests previously released by the Trustee during the most recently completed 12 calendar months would not exceed $5 million and (c) the Trustee shall have received a certificate from Avalon certifying to the Trustee and the Trust that the cash proceeds to be received by the Trust in respect of the Royalty Interest to be released in connection with the sale of the Underlying Properties represents fair value to the Trust for such Royalty Interests.

Delisting of Trust Units. On December 27, 2019, the Trust received written notification from The New York Stock Exchange (“NYSE”) that the Trust no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust units fell below $1.00 over a 30 consecutive trading-day period. As the Trust was unable to regain compliance with the applicable standards within an extended cure period, the NYSE announced the suspension of trading of the Trust units due to non-compliance with Section 802.01C of the NYSE Listed Company Manual, effective as of the close of trading on September 8, 2020, and announced that it was initiating proceedings to delist the Trust units. As a result, the Trust units transitioned to the OTC Pink Market, operated by OTC Markets Group, effective with the opening of trading on September 9, 2020 under the trading symbol “PERS.” On September 28, 2020, the NYSE filed a Form 25 to delist the Trust units, which became effective on October 9, 2020. A trading market for the Trust units might not continue to exist on the OTC Pink Market. Moreover, current trading levels might not be sustained or could diminish.

The May 2020 Quarterly Payment. In April 2020, Avalon informed the Trustee that Avalon had been using its commercially reasonable efforts to preserve the oil and gas leases burdened by the Royalty Interests so that in the future, assuming that oil prices returned to a profitable level, the Trust would still hold its Royalty Interests, and Trust unitholders might have the opportunity to receive future quarterly distributions. Avalon also informed the Trustee that it believed that continuing production from those Trust Wells required to preserve such leases was preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Trust Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Trust Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties was insufficient to cover all such costs. Avalon had anticipated that revenues from production during the quarterly production period commencing March 1, 2020 would be sufficient to fund the quarterly payment to the Trust for the quarter ended March 31, 2020 in the amount of approximately $4.65 million (the “May 2020 Quarterly Payment”); however, revenues from production during that quarterly production period were insufficient to generate the cash needed to make the May 2020 Quarterly Payment to the Trust due to the sharp drop in crude oil prices during the first quarter of 2020. Consequently, the Trustee was unable to make any quarterly distribution to unitholders at the end of May 2020. In accordance with Section 5.02 of the Conveyances, the unpaid May 2020 Payment amount due and owing to the Trust has been accruing interest since May 15, 2020 at the rate of interest per annum publicly announced from time to time by The Bank of New York Mellon Trust Company, N.A. as its “prime rate” in effect at its principal office in New York City until paid to the Trust. The accrued interest from May 15, 2020 to December 31, 2020 was approximately $94,000. As of December 31, 2020, Avalon had not paid any of the May 2020 Quarterly Payment, or any interest accrued thereon through such date, to the Trust.

On March 1, 2021, the Trust and Avalon entered into a repayment agreement setting forth the terms by which Avalon has agreed to pay the May 2020 Quarterly Payment to the Trust, together with accrued interest (the “Repayment Agreement”). Beginning with the quarterly distribution paid to Trust unitholders on or about February 26, 2021 (the “February Distribution”), Avalon will apply towards the payment of the May 2020 Quarterly Payment the full amount of each quarterly cash distribution, if any, to which Avalon, as a unitholder of the Trust, is entitled (each such cash distribution, a “Company Distribution Amount”), until the May 2020 Quarterly Payment, together with accrued interest, has been paid in full to the Trust, subject to any obligations Avalon may have to repay the WaFed Loan that are not waived as provided in the Repayment Agreement. Promptly upon receipt, Avalon deposited the $984,375 received as its portion of the February Distribution into a repayment account established by the Trustee on behalf of the Trust (the “Repayment Account”) pursuant to the terms of the Repayment Agreement. Avalon will deposit each additional Company Distribution Amount into the Repayment Account promptly, but in no event later than the next business day, after the Company’s receipt of any such Company Distribution Amount.

The Repayment Agreement also provides that if any third party agrees to acquire Avalon, whether pursuant to a merger, consolidation, purchase of all or substantially all of the assets of Avalon, or other similar transaction or series of transactions (an “Avalon Sale Transaction”), then, subject to any obligations Avalon may have to repay the WaFed Loan in connection with any such transaction that is not waived as provided in the Repayment Agreement, Avalon will pay to the Trust from cash received in an Avalon Sale Transaction an amount equal to (i) the difference between (A) the aggregate amounts deposited in the Repayment Account pursuant to the Agreement at the time the Avalon Sale Transaction is consummated and (B) the then outstanding balance of the May 2020 Quarterly Payment together with all accrued and unpaid interest thereon to the date of payment of such outstanding balance (the “Balance Amount”) or (ii) where the amount of cash received in the Avalon Sale Transaction is less than the Balance Amount, all of the cash received in the Avalon Sale Transaction. Avalon agrees that it will pay such amount to the Trust promptly, but in no event later than the next business day, after the closing of any such Avalon Sale Transaction. If Avalon is unable to pay the Balance Amount in full upon the closing of an Avalon Sale Transaction, Avalon has agreed, subject to any obligations Avalon may have to repay the WaFed Loan in connection with any such transaction that are not waived as provided in the Repayment Agreement, to pledge to the Trust, to secure the payment of the outstanding portion of the Balance Amount, any non-cash consideration that Avalon receives from such Avalon Sale Transaction or similar transaction.

Avalon’s Financial Condition. The reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and the dramatic reduction from mid-February to late April 2020 in the benchmark price of crude oil, which continued to fluctuate throughout 2020 and into 2021, have had a negative impact on Avalon’s financial condition. Avalon has informed the Trustee that during 2020 Avalon shut in oil and gas wells subject to the Royalty Interests (“Trust Wells”) that are not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances, in an effort to further reduce leasehold operating expenses (“LOE”). These Trust Wells were not necessary to hold the leasehold interests burdened by the Trust’s Royalty Interests. Avalon shut in 139 Trust Wells and 114 Trust Wells during the twelve-month periods ended December 31, 2019 and 2020, respectively.

Given Avalon’s financial condition, the Board of Managers of Avalon decided to explore strategic alternatives with respect to its assets, including the Underlying Properties and the Avalon Trust units. In April 2020, Avalon began discussions with WaFed regarding forbearance of certain breached financial covenants and an extension of the WaFed Loan. After a number of discussions regarding a possible transaction with potential strategic partners, on July 30, 2020, Avalon entered into a letter agreement with Montare Resources I, LLC, a Texas limited liability company (“Montare”), agreeing to negotiate exclusively with Montare regarding a possible sale of Avalon assets, including the Underlying Properties, to Montare and supporting Montare in any transaction negotiated with the Trust with respect to the acquisition of all Trust units not owned by Montare. On the same date, Avalon and WaFed entered into an amendment to the WaFed Loan that extended the date on which Avalon was obligated to provide a reserve report to WaFed (regarding the redetermination of the borrowing base) to September 15, 2020 and required Avalon to pay off the WaFed Loan by October 15, 2020. In addition, WaFed and Montare entered into a Participation Agreement with respect to the WaFed Loan whereby Montare purchased an undivided participation interest in the WaFed Loan and has the right to purchase the WaFed Loan in the event Avalon does not meet the conditions of the amended WaFed Loan.

On August 26, 2020, Montare, Avalon and certain of their respective affiliates entered into a Contribution and Support Agreement, pursuant to which Avalon, among other things, (i) agreed, subject to certain conditions, to contribute all of the assets held by Avalon and its affiliates, including the Underlying Properties and the Avalon Trust units, to Montare in exchange for interests in Montare or an affiliate thereof (the “Contribution Transaction”), (ii) agreed to support Montare’s acquisition of all of the issued and outstanding Trust units not owned by Avalon by means of a transaction with the Trust or as otherwise determined by Montare in its sole discretion (the “Montare Transaction”), and any related actions taken by Montare with respect to the Montare Transaction, including by exercising any of Avalon’s rights under the Trust Agreement, (iii) granted exclusivity and an irrevocable proxy to Montare to vote all Trust units beneficially owned by Avalon in connection with the Montare Transaction, and (iv) to not take any action that, directly or indirectly, is detrimental to or hinders Montare’s ability to consummate the Montare Transaction. The consummation of the Contribution Transaction is subject to certain conditions, including Montare’s determination in its sole and absolute discretion that all conditions necessary for the consummation of the Montare Transaction have been satisfied or waived. After preliminary discussions between Montare and representatives of the Trust regarding the Montare Transaction ended (as previously reported by Avalon and Montare in Amendment No. 3 to their joint Schedule 13D filed on September 8, 2020 and by the Trust in its Form 8-K filed on September 8, 2020), Montare and Avalon amended the Contribution and Support Agreement effective October 12, 2020. As amended, this agreement contemplates a sale of Avalon assets having a value of less than $5.0 million, in accordance with the terms of the Trust Agreement, to Montare free from and unburdened by the applicable portion of the Royalty Interests held by the Trust.

Sale of Assets by Avalon to Montare. On October 12, 2020, Montare and Avalon entered into a Purchase and Sale Agreement, effective as of September 1, 2020, whereby Avalon sold wells and related assets associated with certain Underlying Properties to Montare, unburdened by the applicable portion of the Royalty Interests held by the Trust, for approximately $4.9 million in accordance with Avalon’s contractual rights set forth in the Trust Agreement and the Conveyances (the “Montare Sale”). Prior to the Montare Sale, Avalon engaged an independent petroleum engineering firm to determine the fair value of substantially all wells burdened by the Trust’s Royalty Interests (the “Trust Wells”). A copy of the independent petroleum engineering firm’s valuation report has been provided to the Trustee. Avalon informed the Trustee that Avalon then sold to Montare those Trust Wells having a collective value of approximately $4.9 million, retaining ownership of the 65 most valuable Trust Wells burdened by Royalty Interests. The wells sold to Montare include 483 shut-in wells and 338 other wells with negative present value and 428 wells with positive present value. The wells sold to Montare represented approximately 76% of production attributable to the Trust's Royalty Interests for the month ended May 31, 2020 (the most recent month prior to the sale for which production data was available). The Royalty Interests released by the Trust in connection with the Montare Sale represented approximately 32% of the fair value of the Royalty Interests at September 1, 2020.

As previously reported by the Trust in its Form 8-K filed October 14, 2020, Avalon notified the Trust of the Montare Sale on October 13, 2020. As required by the terms of the Trust Agreement, an officer of Avalon certified to the Trust that (i) the gross purchase price received by Avalon for the sale of the specified Trust Wells was less than $5 million and (ii) the cash proceeds received by the Trust in respect of the Royalty Interests to be released in connection with such sale represents Fair Value (as defined in the Trust Agreement) to the Trust for such Royalty Interests. The Montare Sale was completed on October 13, 2020, and all of the approximately $4.9 million of proceeds that Avalon received from such sale were paid to the Trust as fair value for the Royalty Interests required to be released by the Trustee in connection with the Montare Sale in accordance with Section 3.02 of the Trust Agreement. On February 26, 2021, the Trust distributed net sales proceeds of approximately $3.9 million, which represented the amount paid to the Trust by Avalon as fair value for the Royalty Interests required to be released less approximately $884,000 withheld by the Trustee toward its targeted cash reserve, to Trust unitholders in accordance with the terms of the Conveyances granting the Royalty Interests to the Trust. As provided in the Trust Agreement, the sales proceeds of approximately $4.9 million received by the Trust from Avalon is not included in the calculation of the cash available for distribution from royalty payments by Avalon and, therefore, did not affect the timing of the dissolution of the Trust as discussed below under “—Early Termination of the Trust; Sale of Trust Assets.”

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

Early Termination of the Trust; Sale of Trust Assets. The Trust Agreement requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million. Cash available for distribution for the four consecutive quarters ended December 31, 2020, on a cumulative basis, totaled approximately $2.4 million, due in part to Avalon’s inability to make the May 2020 Quarterly Payment to the Trust. Because Avalon’s inability to make the May 2020 Quarterly Payment contributed to the insufficient cumulative cash available for distribution over the four-quarter period, the Trustee and Avalon submitted to an arbitration panel, in accordance with the Trust Agreement, the question of whether the Trust nonetheless remains required to dissolve following the end of that period. On February 25, 2021, the arbitration panel determined that the existence of the unpaid May 2020 Quarterly Payment does not alter the requirement of the Trust to terminate under the provisions of the Trust Agreement. As a result, the Trust was required to dissolve and commence winding up beginning as of the close of business on February 26, 2021.

Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. The sale process will involve costs that will reduce the amounts of any distributions to Trust unitholders during the winding up period. As required by the Trust Agreement, the Trustee has engaged a third-party advisor to assist with the marketing and sale of the Royalty Interests. As provided in the Trust Agreement, Avalon has a right of first refusal with respect to any sale of Royalty Interests to a third party. The Trustee expects to complete the sale of the Royalty Interests by the end of the third quarter of 2021 and distribute the net proceeds of the sale (together with any cash reserves in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities of the Trust) to the Trust unitholders on the following quarterly payment date, and the Trust units are expected to be canceled shortly thereafter. Pending the sale or sales of the Royalty Interests, and subject to the effective date and other terms of such sale or sales, the Trust anticipates that it will continue to receive income, if any, attributable to the Royalty Interests and will continue to make quarterly distributions to Trust unitholders to the extent there is available cash after payment of Trust expenses and additions to cash reserves. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

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

Administrative Services Agreement. The Trust is a party to an administrative services agreement with Avalon Energy, LLC, as assignee of SandRidge (the “Administrative Services Agreement”), that obligates the Trust to pay Avalon E&P an annual administrative services fee in the amount of $300,000, payable quarterly, for accounting, tax preparation, bookkeeping and informational services to be performed by Avalon on behalf of the Trust. Avalon E&P is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services provided under this agreement. In connection with the Sale Transaction, Avalon E&P assumed the responsibility to provide such services to the Trust under the terms of the Administrative Services Agreement effective November 1, 2018.

The Administrative Services Agreement will terminate on the earliest to occur of: (a) the date the Trust shall have dissolved in accordance with the Trust Agreement; (b) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust; (c) pertaining to administrative services being provided by Avalon, the date that either Avalon or the Trustee may designate by delivering written notice no less than 90 days prior to such date, provided that Avalon cannot terminate the agreement except in connection with the transfer of some or all of the Underlying Properties and the transferee thereof assuming responsibility to perform the services in place of Avalon; and (d) a date mutually agreed by Avalon and the Trustee.

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

The Trust Agreement further provides that Avalon (as successor in interest to SandRidge) and its affiliates can discharge their obligations as set forth in the Trust Agreement, the Conveyances, and the Administrative Services Agreement fully, without hinderance or regard to conflict of interest principles, duty of loyalty principles or other breach of fiduciary duties. The Trust Agreement further provides that (a) the other parties to such agreements and the Trust unitholders expressly waive any defenses, claims or assertions with respect to such duties, (b) neither Avalon or its affiliates shall be a fiduciary with respect to the Trust or the Trust unitholders, and (c) to the extent that, at law or in equity, Avalon or its affiliates have duties (including fiduciary duties) and liabilities relating thereto to the Trust or to the Trust unitholders, such duties and liabilities are thereby eliminated to the fullest extent permitted by law.

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

Upon dissolution of the Trust, the Trustee must sell those Royalty Interests that do not revert automatically to Avalon pursuant to the terms of the Trust Agreement. The Trust Agreement provides that Avalon has a right of first refusal with respect to such Royalty Interests. No Trust unitholder approval is required in this event. The Trustee will distribute the net proceeds from any sale of the Royalty Interests and other assets to the Trust unitholders after payment or reasonable provision for payment of all liabilities of the Trust, including any amounts owed to its agents (including Avalon acting in such capacity).

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

Distributions

The Trustee makes quarterly cash distributions of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property taxes and Texas franchise taxes, and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Each distribution covers production for a three-month period. The amount of Trust revenues and cash distributions to Trust unitholders depends on:

•	the price paid for oil, natural gas and NGL produced in Andrews County, Texas;

•	the volume of oil, natural gas and NGL produced and sold by Avalon and attributable to the Royalty Interests;

•	post-production costs (which includes internal costs and third person costs incurred by Avalon, including transportation) and any applicable taxes; and

•	the Trust’s general and administrative expenses.

The amount of the quarterly distributions will fluctuate from quarter to quarter, depending on the factors discussed above. There is no minimum required distribution. See Note 5 to the financial statements contained in Item 8 of this report for further discussion of Trust distributions.

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

The Trust Agreement provides that, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms’ length transaction between Avalon and an unaffiliated third party. If Avalon provides such funds to the Trust, Avalon may permit the Trust to make distributions prior to Avalon being repaid for such loan. In addition, Avalon would become a creditor of the Trust and its interest as a creditor could conflict with the interests of other Trust unitholders. The Trust did not borrow funds from SandRidge, and to date, the Trust has not borrowed funds from Avalon. The Trust has not requested and Avalon has not made any such loan to the Trust as of December 31, 2020. Given Avalon’s present financial condition, it does not have the financial resources to make a loan to the Trust if so requested.

Properties

As of December 31, 2019 and 2018, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells and (b) 856 additional wells (equivalent to 888 Trust Development Wells under the development agreement) that were drilled and perforated for Completion between April 1, 2011 and December 31, 2014. SandRidge was credited for having drilled one full Trust Development Well if a well was drilled and perforated for Completion to the Grayburg/San Andres formation and SandRidge’s net revenue interest in the well was equal to 69.3%. For wells in which SandRidge had a net revenue interest equal to or greater than 69.3%, SandRidge received proportionate credit for such well. The wells are located on properties situated in the greater Fuhrman-Mascho field, a field in Andrews County, Texas, that produce primarily oil from the Grayburg and San Andres formations in the Permian Basin.

On October 12, 2020, Montare and Avalon concluded the Montare Sale as discussed above in “General—Sale of Assets by Avalon to Montare.” Prior to the Montare Sale, Avalon engaged an independent petroleum engineering firm to determine the fair value of substantially all wells burdened by the Trust’s Royalty Interests. Avalon informed the Trust that Avalon then sold to Montare those Trust Wells having a collective value of approximately $4.9 million, retaining ownership of the 65 most valuable Trust Wells burdened by Royalty Interests. The wells sold to Montare include 483 shut-in wells and 338 other wells with negative present value and 428 wells with positive present value. The wells sold to Montare represented approximately 76% of production attributable to the Trust's Royalty Interests for the month ended May 31, 2020 (the most recent month prior to the sale for which production data was available). The Royalty Interests released by the Trust in connection with the Montare Sale represented approximately 32% of the fair value of the Royalty Interests at September 1, 2020. As a result of the Montare Sale, the Trust properties consisted of Royalty Interests in 65 Trust Wells as of December 31, 2020.

Proved Reserves. The estimates of net proved oil, natural gas and NGL reserves set forth in the table below are based on reserve reports prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers (“Netherland Sewell”). The PV-10 and Standardized Measure shown in the table below are not intended to represent the current value of estimated oil, natural gas and NGL reserves attributable to the Royalty Interests as of the dates shown. The reserve reports as of December 31, 2020, 2019 and 2018 were based on the average price during the 12-month periods ended December 31, 2020, 2019 and 2018, using first-day-of-the-month prices for each month. Refer to “Risk Factors” in Item 1A of this report and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report in evaluating the reserve information presented below.

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

Internal Controls. Avalon’s senior engineer is the technical person primarily responsible for overseeing the preparation of the Trust’s reserve estimates on behalf of the Trustee. In order to ensure the reliability of reserves estimates, Avalon’s internal controls observed within the reserve estimation process included:

•	No employee’s compensation is tied to the amount of reserves booked.

•	Reserves estimates are prepared by experienced reservoir engineers or under their direct supervision.

•	The Senior Engineer reports directly to Avalon’s President.

•	Avalon management follows comprehensive SEC-compliant internal policies to determine and report proved reserves including:

•	confirming that reserve estimates include all applicable properties and are based upon proper working and net revenue interests;

•	reviewing and using in the estimation process data provided by other departments within Avalon, such as Accounting; and

•	comparing and reconciling internally generated reserve estimates to those prepared by third parties.

Netherland Sewell estimated all of the proved reserve information in these reserve reports in accordance with the definitions and guidelines of the SEC and in conformity with the Accounting Standards Codification Topic 932, Extractive Activities-Oil and Gas. Neither Netherland Sewell nor any officer or employee of Avalon owns an interest in any of the Underlying Properties, nor are they employed on a contingent basis. The qualifications of Netherland Sewell’s technical personnel primarily responsible for overseeing the preparation of the Trust’s reserves estimates included in the referenced report, as of December 31, 2020, include the following:

•	practicing consulting petroleum engineering since 1989 and over 9 years of prior industry experience;

•	licensed professional engineers in the State of Texas; and

•	a Bachelor of Science Degree in Civil Engineering.

The qualifications of Netherland Sewell’s technical personnel primarily responsible for overseeing the preparation of the Trust’s reserves estimates included in the referenced reports, as of December 31, 2019, and December 31, 2018, include the following:

•	practicing consulting petroleum engineering since 2013 and over 14 years of prior industry experience;

•	licensed professional engineers in the State of Texas; and

•	a Bachelor of Science Degree in Chemical Engineering.

These qualifications meet or exceed the Society of Petroleum Engineers’ standard requirements to be a professionally qualified Reserve Estimator and Auditor.

Reporting of Natural Gas Liquids. Natural gas liquids, or NGL, are produced as a result of the processing of a portion of the Trust’s natural gas production stream. At December 31, 2020, NGL constituted approximately 8% of the Trust’s total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where contracts are in place for the extraction and separate sale of NGL. NGL are products sold by the gallon. In reporting proved reserves and production of NGL, production and reserves have been included in barrels. The extraction of NGL in the processing of natural gas reduces the volume of natural gas available for sale. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGL.

A summary of the Trust’s proved oil, natural gas and NGL reserves, all of which are located in Andrews County, Texas, is presented below:

	December 31,
Estimated Proved Reserves(1)	2020(2)	2019	2018
Developed
Oil (MBbls)	794.9	3,918.7	4,567.5
NGL (MBbls)	72.9	411.5	691.8
Natural gas (MMcf)	259.7	1,359.1	2,163.8
Total proved developed (MBoe)(3)	911.1	4,556.8	5,619.9

Undeveloped(4)
Oil (MBbls)	—	—	—
NGL (MBbls)	—	—	—
Natural gas (MMcf)	—	—	—
Total proved undeveloped (MBoe)(3)	—	—	—

Total Proved
Oil (MBbls)	794.9	3,918.7	4,567.5
NGL (MBbls)	72.9	411.5	691.8
Natural gas (MMcf)	259.7	1,359.1	2,163.8
Total proved (MBoe)(3)	911.1	4,556.8	5,619.9

PV-10 (in millions)(5)	$13.4	$104.0	$135.7
Standardized Measure of Discounted Net Cash Flows (in millions)(6)	$13.4	$103.8	$135.5

(1)	Determined using a 12-month average of the first-day-of-the-month index price without giving effect to derivative transactions. The prices used in the reserve report yield weighted average wellhead prices, which are based on first-day-of-the-month index prices and adjusted for transportation and regional price differentials. The index prices and the equivalent weighted average wellhead prices are shown in the table below.

	Weighted average wellhead prices			Index prices
	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)	Oil (per Bbl)	Natural gas (per Mcf)
December 31, 2020	$36.82	$14.63	$0.74	$39.54	$1.99
December 31, 2019	$51.58	$19.55	$0.88	$55.85	$2.58
December 31, 2018	$59.12	$24.91	$1.89	$65.56	$3.10

(2)	Reduction in reserves is due primarily to (i) the shut-in of a number of Trust Wells during the period and (ii) a substantial reduction in the number of Trust Wells as a result of the Montare Sale.

(3)	Barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, which approximates the relative energy content of oil as compared to natural gas.

(4)	Royalty Interests conveyed to the Trust by Avalon were in proved properties only.

(5)

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

	December 31,
	2020	2019	2018

	(in millions)
Standardized Measure of Discounted Net Cash Flows (4)	$13.4	$103.8	$135.5
Present value of future income tax discounted at 10%	0.0	0.2	0.2
PV-10	$13.4	$104.0	$135.7

(6)	Standardized Measure represents the present value of estimated future cash inflows from proved oil, natural gas and NGL reserves, less future development and production costs, and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as are used to calculate PV-10. Standardized Measure differs from PV-10 as Standardized Measure includes the effect of future income taxes.

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

	Year Ended December 31,
	2020 (1)	2019 (2)	2018 (3)
Production Data
Oil (MBbls)	241	414	485
NGL (MBbls)	29	57	72
Natural gas (MMcf)	107	181	227
Combined equivalent volumes (MBoe)(4)	288	501	595
Average daily total volumes(MBoe/d)	1.0	1.4	1.6

Average Prices
Oil (per Bbl)	$38.10	$50.77	$56.96
NGL (per Bbl)	$14.82	$20.00	$24.16
Natural gas (per Mcf)	$0.68	$1.22	$1.91
Total (per Boe)	$33.68	$44.66	$50.08
Average Prices - including impact of post-production expenses
Natural gas (per Mcf)	$0.37	$0.95	$1.71
Total (per Boe)	$33.56	$44.56	$50.00

Expenses (per Boe)
Post-production	$0.11	$0.10	$0.08
Production taxes	$1.62	$2.12	$2.39
Total expenses	$1.73	$2.22	$2.47

(1)	Production volumes and related revenues and expenses for the year ended December 31, 2020 (included in 2020 net revenue distributions to the Trust) represent production from September 1, 2019 to November 30, 2019 and March 1, 2020 to August 31, 2020. Avalon did not make a distribution of revenue to the Trust for the production period from December 1, 2019 to February 29, 2020.

(2)	Production volumes and related revenues and expenses for the year ended December 31, 2019 (included in 2019 net revenue distributions to the Trust) represent production from September 1, 2018 to August 31, 2019.

(3)	Production volumes and related revenues and expenses for the year ended December 31, 2018 (included in 2018 net revenue distributions to the Trust) represent production from September 1, 2017 to August 31, 2018.

(4)	Barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, which approximates the relative energy content of oil as compared to natural gas.

Productive Wells

The following table sets forth as of December 31, 2020 the number of productive wells burdened by the Royalty Interests. Productive wells consist of producing wells and wells capable of producing oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well. Gross wells are the total number of producing wells burdened by the Royalty Interests and net wells are the sum of the Trust’s fractional Royalty Interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Productive Wells	60	30	—	—	60	30

Drilling Activity

As of December 2014, SandRidge had drilled and perforated for completion 888 equivalent Trust Development Wells, thus fulfilling its drilling obligation. Accordingly, the AMI terminated effective December 2014, and no undeveloped acreage constituting a part of the Underlying Properties exists. As a result, there were no wells drilled or completed during 2020 or 2019, and there were no wells to be drilled or awaiting completion at December 31, 2020 or 2019.

Marketing and Customers

Avalon has the responsibility to market, or cause to be marketed, the oil, natural gas and NGL production attributable to the Underlying Properties and is not permitted to charge any marketing fees when determining the net proceeds upon which the royalty payments are calculated, except for marketing fees and costs of non-affiliates. SandRidge performed these services on behalf of, and in conjunction with, Avalon during the first four months of 2019 pursuant to the terms of the transition services agreement, which terminated on April 30, 2019. As a result, the net proceeds to the Trust from the sales of oil, natural gas and NGL production from the Underlying Properties for the years ended December 31, 2020 and 2019 are determined based on the same price (net of post-production costs) that Avalon received for oil, natural gas and NGL production attributable to its interest in the Underlying Properties.

During 2020, one customer individually accounted for more than 10% of total revenue attributable to the Royalty Interests. During 2019, two customers individually accounted for more than 10% of total revenue attributable to the Royalty Interests. The number of readily available purchasers for the production from the Underlying Properties reduces the risk that the loss of a single customer in the area in which Avalon sells oil, natural gas and NGL production from the Underlying Properties would materially affect the Trust’s revenue. See the table below for additional information on Avalon’s major customers for production from the Underlying Properties.

	Sales		% of Revenue
	(in thousands)
2020
Ace Energy Solutions	$9,188	(1)	94.9%

2019
Enterprise Crude Oil LLC	$17,063		81.2%
ConocoPhillips Company	$3,951		18.8%

(1)    The reason for the significant decline in sales is due to the decrease in the number of producing wells burdened by Trust Royalty Interests and decrease in prices received.

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

Federal, state and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production facilities and pipelines, and for site restorations, in areas where the Underlying Properties are located. For example, the Railroad Commission of Texas imposes financial assurance requirements on operators, and the United States Army Corps of Engineers and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration.

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

Although the Trump Administration had taken steps aimed at reducing federal regulatory burdens and costs for the oil and gas industry, since taking office in January 2021 the Biden Administration has adopted positions that would eliminate many of the steps taken by the Trump Administration to reduce such burdens and costs. Changes in environmental regulation may place more restrictions and limitations on activities that may affect the environment. Any changes in or more stringent enforcement of these laws and regulations that result in delays or restrictions in permitting or development of projects, or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal, emission or discharge requirements could have a material adverse effect on the Trust’s revenues. Moreover, accidental releases, including spills, may occur in the course of operations on the Underlying Properties, and significant costs could be incurred as a result of such releases or spills, including third-party claims for damage to property and natural resources or personal injury. While Avalon believes that compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect operation of the Underlying Properties, it is possible that Avalon may incur substantial costs in the future related to revised or additional environmental regulations that could have a material adverse effect on its business, financial condition, and results of operations.

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

In 2012, the EPA published a final rule adopting federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion is conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published a final rule adopting additional NSPS requirements for new, modified, or reconstructed oil and gas facilities that require control of the greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2020 final rule that eliminated the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. However, on January 20, 2021, President Biden issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding those 2020 amendments to the Methane Rule by September 2021. That same order directs the EPA to propose new rules to establish standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments, by September 2021. The ultimate fate of the Methane Rule and any related requirements for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require Avalon to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on federal and tribal lands (the “BLM Methane and Waste Prevention Rule”) that are substantially similar to the EPA’s Methane Rule. However, in December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. In September 2018, the BLM published a final rule revising or rescinding certain provisions of the 2016 rule; however, the 2018 rule is currently being challenged in federal court. Although the future implementation of the EPA and BLM rules aimed at controlling GHG emissions from oil and natural gas sources remains uncertain, future federal GHG regulations for the oil and gas industry remain a possibility given the long-term trend towards increasing regulation. Moreover, several states already have adopted rules requiring operators of both new and existing sources to develop and implement a leak detection and repair (“LDAR”) program and to install devices on certain equipment to capture 95 percent of methane emissions. Compliance with these rules could require SandRidge to purchase pollution control equipment and optical gas imaging equipment for LDAR inspections, and to hire additional personnel to assist with inspection and reporting requirements.

In addition, a number of state and regional efforts are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, plans were formally announced for the U.S. to withdraw from the Paris Agreement, and the U.S.’s withdrawal from the Paris Agreement took effect on November 4, 2020. On January 20, 2021, President Biden issued an executive order commencing the process to reenter the Paris Agreement, although the emissions pledges in connection with that effort have not yet been updated. The U.S. formally rejoined the Paris Agreement in February 2021. The Trust cannot predict whether re-entry into the Paris Agreement or pledges made in connection therewith will result in new regulatory requirements or whether such requirements will cause SandRidge to incur material costs.

In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. A preliminary list must be provided to the Office of Management and Budget within 30 days of the order. Regulations specifically mentioned for review and possible suspension, revision or rescission include the Methane Rule, and the EPA was ordered to, among other things, propose new regulations to establish comprehensive standards for performance and emission guidelines for methane from existing oil and gas operations by September 2021. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increased in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” Various recommendations from the Working Group are due beginning June 1, 2021 and final recommendations no later than January 2022.

The EPA also is charged with establishing National Ambient Air Quality Standards (“NAAQS”), the implementation of which can indirectly impact Avalon’s operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. The Biden Administration will have an opportunity to revisit the ozone NAAQS. Although the EPA has designated all counties in which the Underlying Properties are located as attainment areas for the 2015 ozone standard, these determinations may be revised in the future. State or federal implementation of the revised NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit Avalon’s ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.

Following the 2016 presidential election and change in administrations, President Trump signed Executive Order 13783 directing federal agencies to review and, if appropriate, revise all existing regulations “that potentially burden the development or use of domestic energy resources, with particular attention to oil and gas.” Pursuant to the Executive Order, the BLM and EPA commenced reviews of the BLM Methane and Waste Prevention Rule and the oil and gas NSPS, respectively. In December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule revising or rescinding certain provisions of the BLM Methane and Waste Prevention Rule. This action has been challenged by the states of California and New Mexico, as well as environmental groups, in the Northern District of California. Such litigation is still pending. Separately, the EPA’s review of its regulations resulted in (a) then EPA Administrator Scott Pruitt withdrawing the request for information needed to develop emissions guidelines for existing facilities in March 2017, (b) a proposal to delay implementation of the Methane Rule, and (c) the convening of a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. In August 2019, the EPA proposed amendments to the Methane Rule aimed at eliminating federal requirements that oil and gas companies install technology to detect and fix methane leaks from wells, pipelines and storage facilities, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other, non-methane pollutants. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require Avalon to incur expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

The Congressional reaction to the BLM and EPA action has been mixed, but there seems to be growing support, at least in the House of Representatives, for maintaining and potentially strengthening methane regulation. During the current Congressional session, five bills have been introduced which, if enacted, would codify existing methane regulations and/or force additional regulatory action. Examples include the Super Pollutants Act (H.R. 4143), which would codify the oil and gas NSPS and require the EPA to develop emissions guidelines for existing oil and gas facilities within two years, and the CLEAN Future Act which aims to achieve a 100% clean economy by not later than 2050 including a plan to achieve “net zero” GHGs.

Future federal GHG regulations for the oil and gas industry remain a possibility given the long-term trend towards increasing regulation and the backing of such action by the Biden Administration, although the form of these regulations remains uncertain. In addition, several states have already adopted rules requiring operators of both new and existing oil and gas facilities to develop and implement leak detection and repair (“LDAR”) program and to install devices on certain equipment to capture 95% of methane emissions. Compliance with these rules could require Avalon to purchase pollution control equipment and optical gas imaging equipment for LDAR inspections, and to hire additional personnel to assist with inspection and reporting requirements.

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

Water Discharges. The federal Clean Water Act (“CWA”) and analogous state laws and implementing regulations impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and waters of the states, respectively. Pursuant to these laws and regulations, the discharge of pollutants to regulated waters is prohibited unless it is permitted by the EPA, the United States Army Corp of Engineers (“ACE”) or an analogous state agency. The discharge of wastewater from most onshore oil and gas exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pre-treatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works (“POTW”). Unconventional extraction facilities are allowed by federal regulations to send wastewater to an off-site private centralized wastewater treatment (“CWT”) facility in most circumstances. CWT facilities can either discharge treated water directly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under federal regulations, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs. Avalon does not presently discharge pollutants associated with the exploration, development and production of oil, natural gas and NGL on the Underlying Properties into federal or state waters. Rather, it disposes of such fluids by regulated injection into salt water disposal wells located on the Underlying Properties in compliance with the Underground Injection Control program described below.

How the EPA and the ACE define “waters of the United States” (“WOTUS”) can impact Avalon’s regulatory and permitting obligations under the CWA. The EPA and the ACE promulgated rules defining the scope of WOTUS that became effective in September 2015. On October 22, 2019, the EPA and the ACE published a final rule that repealed the 2015 definition of WOTUS and recodified longstanding regulatory definitions of WOTUS that existed prior to the 2015 rule to promote regulatory consistency across the United States. On April 21, 2020, EPA and the ACE issued a revised regulation (“2020 rule”) that narrowed the definition from that in the 2015 rule. Litigation has been filed on the 2020 rule, but it is currently effective in all jurisdictions. In January 2021, President Biden issued an Executive Order announcing that the new administration would review the 2020 rule, and the administration has asked that litigation on the 2020 rule be stayed while it considers how to proceed. To the extent that Avalon must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, Avalon could face increased costs and delays associated with obtaining such permits under any broader definition of WOTUS that expands the scope of CWA jurisdiction.

Finally, the Oil Pollution Act of 1990 (“OPA”), which amends the CWA, establishes standards for prevention, containment and cleanup of oil spills into WOTUS. The OPA requires measures to be taken to prevent the accidental discharge of oil into WOTUS from onshore production facilities. Measures under the OPA and/or the CWA include: inspection and maintenance programs to minimize spills from oil storage and conveyance systems; the use of secondary containment systems to prevent spills from reaching nearby waterbodies; proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill; and the development and implementation of spill prevention, control and countermeasure (“SPCC”) plans to prevent and respond to oil spills. The EPA also subjects owners and operators of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill. SandRidge developed and implemented SPCC plans for the Underlying Properties as required under the CWA, and Avalon is continuing to administer these SPCC plans.

Subsurface Injections. Any underground injection operations that may be performed by Avalon in the future are subject to the Safe Drinking Water Act (“SDWA”), as well as analogous state laws and regulations. Under the SDWA, the EPA established the Underground Injection Control (“UIC”) program, which established the minimum program requirements for state and local programs regulating underground injection activities. The UIC program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. Texas state regulations require a permit from the Railroad Commission of Texas to operate underground injection wells. Avalon has obtained such UIC permits. Although Avalon monitors the injection process of its injection wells, any leakage from the subsurface portions of such wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of Avalon’s UIC permit, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third-parties claiming damages for alternative water supplies, property damages and personal injuries. Some states have considered laws mandating flowback and produced water recycling. Other states, including Texas, have undertaken studies to assess the feasibility of recycling produced water on a large scale. For example, in July 2018, the EPA partnered with New Mexico to evaluate alternatives to injection of wastewater from exploration and production activities by reusing it or treating it for reintroduction into the hydrologic cycle or both, and to propose potential regulations related thereto. If laws mandating reuse and/or treatment in lieu of injection are adopted for the counties in which the Underlying Properties are located, Avalon’s operating costs may increase significantly.

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

Item 1A. Risk Factors

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm production from the Underlying Properties, operating results and/or the Trust’s financial condition, adversely affect proceeds to the Trust and cash distributions to Trust unitholders, and/or cause the price of the Trust units to decline. These are not all of the risks the Trust faces, and other factors not presently known to the Trust or that the Trust currently believes are immaterial may also affect the Trust if they occur. These risks and uncertainties include, but are not limited to, the following:

•	The Trust was required to dissolve and commence winding up beginning February 26, 2021 pursuant to the terms of the Trust Agreement, which will result in the cancellation of the Trust units. If the Trust units are trading at a price in excess of any final distribution that may be reasonably expected to be made by the Trust following the distribution of the net proceeds from the sale of the Trust’s assets, the trading price of the Trust units is likely to include one or more abrupt decreases in value;

•	Producing oil, natural gas and NGL is a high risk activity with many uncertainties that could adversely affect future production from the Underlying Properties and result in operational hazards that can cause substantial losses.

•	The ongoing COVID-19 pandemic and related economic turmoil have affected and could continue to adversely affect proceeds to the Trust and quarterly cash distributions to unitholders.

•	Oil, natural gas and NGL prices can fluctuate widely due to a number of factors that are beyond the control of the Trust and Avalon.

•	The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices.

•	Actual petroleum reserves attributable to the Underlying Properties and future production may be less than current estimates.

•	Production of oil, natural gas and NGL from the Underlying Properties could be materially and adversely affected by severe or unseasonable weather.

•	Due to the Trust’s lack of industry and geographic diversification, adverse developments in the location of the Underlying Properties could adversely impact the Trust’s financial condition, results of operations and cash flows and reduce its ability to make distributions to the Trust unitholders.

•	The sale of oil, natural gas and NGL by Avalon (as agent of the Trust) and royalty payments to the Trust for distribution by the Trust to unitholders depends in part on Avalon’s access to gathering, transportation and processing facilities.

•	The oil, natural gas and NGL reserves estimated to be attributable to the Royalty Interests are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or royalty interests to replace the depleting assets and production.

•	The amount of cash available for distribution by the Trust is reduced by Trust expenses, post-production costs and applicable taxes associated with the Royalty Interests.

•	The value of the Royalty Interests is highly dependent on the performance and financial condition of Avalon.

•	The Trust has no authority to remove or replace Avalon as operator of the Underlying Properties and the bankruptcy of Avalon could impede the operation of wells.

•	The Trust is passive in nature and has no voting rights in Avalon, no managerial, contractual or other ability to influence Avalon, and no right to exercise control over the field operations of, or sale of oil, natural gas and NGL from, the Underlying Properties.

•	The Trust is administered by a Trustee who cannot be replaced except at a special meeting of Trust unitholders.

•	Avalon, as a working interest owner in the Underlying Properties, could have interests that conflict with the interests of the Trust and Trust unitholders.

•	Avalon may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests; any such purchaser could have a weaker financial position and/or be less experienced in oil and natural gas development and production than Avalon.

•	Trust unitholders have limited ability to enforce provisions of the Trust Agreement.

•	The operation of the Underlying Properties is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner and feasibility of conducting operations on the properties.

•	Climate change laws and regulations restricting emissions of green-house gases could result in increased operating costs with respect to the Underlying Properties.

•	Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of Avalon’s business operations.

•	The Trust’s tax treatment depends on its status as a partnership for U.S. federal income tax purposes. If the U.S. Internal Revenue Service (“IRS”) were to treat the Trust as a corporation for U.S. federal income tax purposes, then its cash available for distribution to its unitholders would be substantially reduced.

•	The Trust has adopted and may continue to adopt positions that may not conform to all aspects of existing Treasury Regulations. If the IRS contests the tax positions the Trust takes, the value of the Trust units may be adversely affected, the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gains, losses and deductions may be reallocated among Trust unitholders.

•	Each Trust unitholder is required to pay taxes on the unitholder’s share of the Trust’s income even if the unitholder does not receive cash distributions from the Trust equal to the unitholder’s share of the Trust’s taxable income.

•	Tax gain or loss on the disposition of the Trust units could be more or less than expected.

For a more complete discussion of the material risks facing the Trust, see below.

Risks Related to the Termination of the Trust

The Trust was required to dissolve and commence winding up beginning February 26, 2021 pursuant to the terms of the Trust Agreement, which will result in the cancellation of the Trust units. If the Trust units are trading at a price in excess of any final distribution that may be reasonably expected to be made by the Trust following the distribution of the net proceeds from the sale of the Trust’s assets, the trading price of the Trust units is likely to include one or more abrupt decreases in value.

The Trust Agreement requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million. Cash available for distribution for the four consecutive quarters ended December 31, 2020, on a cumulative basis, totaled approximately $2.4 million, due in part to Avalon’s inability to make the May 2020 Quarterly Payment to the Trust. Because Avalon’s inability to make the May 2020 Quarterly Payment contributed to the insufficient cumulative cash available for distribution over the four-quarter period, the Trustee and Avalon submitted to an arbitration panel, in accordance with the Trust Agreement, the question of whether the Trust nonetheless remains required to dissolve following the end of that period. On February 25, 2021, the arbitration panel determined that the existence of the unpaid May 2020 Quarterly Payment does not alter the requirement of the Trust to terminate under the provisions of the Trust Agreement. As a result, the Trust was required to dissolve and commence winding up beginning as of the close of business on February 26, 2021. Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. Such a reserve could reduce or eliminate the amount of, or delay the timing of payment of, sale proceeds that may be distributed to unitholders.

The Trustee expects to complete the sale of the Trust’s assets by the end of the third quarter of 2021 and distribute the net proceeds of the sale (together with any cash reserves in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities of the Trust) to the Trust unitholders on the following quarterly payment date, and the Trust units are expected to be canceled shortly thereafter. Pending the sale or sales of the Royalty Interests, and subject to the effective date and other terms of such sale or sales, the Trust anticipates that it will continue to receive income from the Royalty Interests and will continue to make quarterly distributions to Trust unitholders to the extent there is available cash after payment of Trust expenses and additions to cash reserves. The sale process will involve costs that will reduce the amounts of any distributions to Trust unitholders during the winding up period.

If the Trust units are trading at a price in excess of any final distribution amount that may reasonably be expected to be made by the Trust following the distribution of the net proceeds from the sale of the Trust’s assets, the trading price of the Trust units is likely to include one or more abrupt decreases in value. The market price of the Trust units may be affected by factors other than expectations regarding the possibility of any final distribution amount.

Operating Risks

Producing oil, natural gas and NGL from the Underlying Properties is a high risk activity with many uncertainties that could adversely affect future production from the Underlying Properties. Any such reductions in production could decrease cash that is available for distribution to unitholders.

Production operations on the Underlying Properties may be curtailed, delayed or canceled as a result of various factors, including the following:

•	reductions in oil, natural gas and NGL prices;

•	equipment malfunctions, failures or accidents;

•	lack of available gathering facilities;

•	lack of available capacity on interconnecting transmission pipelines;

•	lack of adequate electrical infrastructure and water disposal capacity;

•	unexpected operational events;

•	pipe or cement failures and casing collapses;

•	uncontrollable flows of oil, NGL, natural gas, brine, water or drilling fluids;

•	natural disasters;

•	environmental hazards, such as oil spills, natural gas and NGL leaks, pipeline or tank ruptures, encountering excessive levels of naturally occurring radioactive materials, and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;

•	high costs, shortages or delivery delays of equipment, labor or other services;

•	compliance with environmental and other governmental requirements;

•	adverse weather conditions, such as extreme cold, fires caused by extreme heat or lack of rain and severe storms or tornadoes; and

•	demand for oil, natural gas and NGL in the location of Trust Wells.

If production from the Trust Wells is lower than anticipated due to one or more of the foregoing factors or for any other reason, cash distributions to Trust unitholders will be reduced.

The ongoing COVID-19 pandemic and related economic turmoil have affected and could continue to adversely affect proceeds to the Trust and quarterly cash distributions to unitholders.

The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020 and continuing through the beginning of 2021. The ongoing COVID-19 pandemic has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has resulted in widespread adverse impacts on the global economy, and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and mutate. The extent and duration of federal, state and local governmental measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns are uncertain. State and local authorities have implemented multi-step policies with the goal of re-opening businesses and commerce. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases. The ultimate impact of COVID-19 on the Trust and Avalon will depend on future developments, which are highly uncertain, difficult to predict and largely outside of the Trust’s control, including, among others, the continued spread, duration and severity of the pandemic outbreak; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks; the consequences of governmental and other measures designed to prevent the spread of the virus; the development of effective treatments and vaccines; actions taken by governmental authorities, Avalon’s customers and other third parties; workforce availability; and the timing and extent to which normal economic and operating conditions resume.

The impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC, has led to significant global economic contraction generally and in the oil and gas industry in particular, which experienced a significant downturn during 2020 and into 2021. Although OPEC and its allies have since agreed to specified production cuts, crude oil prices have remained depressed as a result of the decrease in crude oil demand due to COVID-19. Oil and natural gas prices are expected to continue to be volatile as a result of near-term production increases (as prices have recovered from all-time lows) and the ongoing COVID-19 pandemic and as changes in oil and natural gas inventories, industry demand, and national and economic performance are reported. The Trust cannot predict when prices will improve and stabilize nor the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have (i) on Avalon’s business, financial condition and results of operations or (ii) on royalty payments received by the Trust and the Trust’s reserves and quarterly cash distributions to Trust unitholders due to numerous uncertainties.

Continued low oil and natural gas prices may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, Avalon could determine during periods of low commodity prices to shut-in or curtail production from Trust Wells, or even plug and abandon marginal Trust Wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Avalon may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities, which could result in termination of the portion of the Royalty Interest relating to the abandoned well, and Avalon has no obligation to drill a replacement well. If commodity prices for crude oil and natural gas remain at reduced levels, cash distributions to Trust unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to Trust unitholders.

To the extent COVID-19 adversely affects production from the Underlying Properties or Avalon’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this Form 10-K.

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

The value of the petroleum reserves attributable to the Royalty Interests and the amount of revenue available for quarterly cash distributions to Trust unitholders are highly dependent upon the prices realized from the sale of oil, natural gas and NGL produced from the Underlying Properties. Historically, the markets for these hydrocarbons have been very volatile. Prices for oil, natural gas and NGL can move quickly and fluctuate widely in response to a variety of factors that are beyond the control of the Trust or Avalon. These factors include, among others:

•	changes in regional, domestic and foreign supply of, and demand for, oil, natural gas and NGL, as well as perceptions of supply of, and demand for, oil, natural gas and NGL generally;

•	the price and quantity of foreign imports;

•	U.S. and worldwide political and economic conditions;

•	the occurrence or threat of epidemic or pandemic diseases, including the recent outbreak of COVID-19 and its mutant variants, or any government response to such occurrence or threat;

•	weather conditions and seasonal trends;

•	future prices of oil, natural gas and NGL, alternative fuels and other commodities;

•	technological advances affecting energy consumption and energy supply;

•	the proximity, capacity, cost and availability of pipeline infrastructure, treating, transportation and refining capacity;

•	natural disasters and other extraordinary events;

•	domestic and foreign governmental regulations and taxation;

•	energy conservation and environmental measures; and

•	the price and availability of alternative fuels.

These factors and the volatility of energy markets, which is expected to continue, make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty and could result in additional declines from current levels. For crude oil, from January 2019 through December 2020, the highest closing spot price for West Texas Intermediate (WTI) was $66.24 per Bbl and the lowest was negative $36.98 per Bbl. For natural gas, from January 2019 through December 2020, the highest closing Henry Hub natural gas spot price was $4.25 per MMBtu and the lowest was $1.33 per MMBtu. In addition, the market price of oil and natural gas is generally lower in the summer months than during the winter months of the year due to decreased demand for oil and natural gas for heating purposes during the summer season. Oil and natural gas prices experienced substantial fluctuations during 2019 and 2020, ending 2020 at $48.35/Bbl (the spot price for WTI crude oil) and $2.09/Mcf, as compared to $61.14/Bbl and $2.36/Mcf at December 31, 2019.

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

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing WTI price low of negative $36.98 per Bbl of crude oil in April 2020. OPEC members and other oil exporting nations might not agree to future production cuts or other actions to support and stabilize oil prices. Moreover, they might not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

Actual petroleum reserves attributable to the Royalty Interests and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.

The value of the Trust units and the amount of future cash distributions to Trust unitholders will depend upon, among other things, the accuracy of the reserves estimated to be attributable to the Royalty Interests. It is not possible to accurately measure underground accumulations of oil, natural gas and NGL in an exact way and estimating reserves is inherently uncertain. As discussed below, the process of estimating oil, natural gas and NGL reserves requires interpretations of available technical data and many assumptions. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of the reserves attributable to the Royalty Interests. This could result in actual production from the Underlying Properties and related revenues from the sale of such production being materially less than estimated amounts.

In order to prepare the estimates of reserves attributable to the Underlying Properties and the Royalty Interests, production rates must be projected. In so doing, available geological, geophysical, production and engineering data with respect to the Trust Wells must be analyzed. The extent, quality and reliability of this data can vary. In addition, petroleum engineers are required to make subjective estimates of underground accumulations of oil, natural gas and NGL based on factors and assumptions that include:

•	historical production from the Underlying Properties compared with production rates from other producing areas in the Permian Basin;

•	oil, natural gas and NGL prices, production levels, Btu content, production expenses, transportation costs, severance and excise taxes and capital expenditures; and

•	the assumed effect of governmental regulation.

A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders. As a result, the Trust may not receive the benefit of the total amount of reserves reflected in any particular reserve report with respect to the Royalty Interests.

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

Recent record-setting low temperatures in the Permian Basin resulted in significant reductions in production during February 2021. Further interruptions in production could have a material adverse effect on the Trust’s financial condition, results of operations and cash flows, and could reduce the amount of cash distributions to unitholders.

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

The amount of oil, natural gas and NGL that may be produced and sold from any Trust Well is subject to (a) curtailment of production in certain circumstances, such as by reason of weather, pump failure, down-hole issues or other operating risks common to the production of hydrocarbons, and (b) the availability of adequate transportation services or the curtailment of transportation services, including pipeline interruptions due to scheduled and unscheduled maintenance, failure of tendered oil, natural gas and NGL to meet quality specifications of gathering lines or downstream transporters, excessive line pressure which prevents delivery, physical damage to the gathering system, or transportation system or lack of contracted capacity on such systems. The curtailments may vary from a few days to several months. If Avalon is forced to reduce production due to such a curtailment or other interruption of transportation services, the revenues of the Trust and the amount of cash distributions to the Trust unitholders would similarly be reduced due to the reduction of proceeds from the sale of production.

Oil and natural gas wells are subject to operational hazards that can cause substantial losses. Avalon maintains insurance but may not be adequately insured for all such hazards.

There are a variety of operating risks inherent in oil, natural gas and NGL production and associated activities, such as fires, leaks, explosions, mechanical problems, major equipment failures, uncontrollable flow of oil, natural gas, NGL, water or drilling fluids, casing collapses, abnormally pressurized formations and natural disasters. The occurrence of any of these or similar accidents that temporarily or permanently halt the production and sale of oil, natural gas and NGL from any of the Underlying Properties will reduce Trust distributions by reducing the amount of proceeds available for distribution.

Additionally, if any of such risks or similar accidents occur, Avalon could incur substantial losses as a result of injury or loss of life, severe damage or destruction of property, natural resources and equipment, regulatory investigation and penalties, and environmental damage and clean-up responsibilities. If Avalon were to experience any of these problems, its ability to conduct operations and perform its obligations to the Trust could be adversely affected. Although Avalon maintains insurance coverage it deems appropriate for these risks with respect to the Underlying Properties, Avalon’s operations may result in liabilities exceeding such insurance coverage or liabilities not covered by insurance. If a Trust Well is damaged, Avalon has no obligation to drill a replacement well or make the Trust whole for the loss of production from such well. The Trust does not maintain any type of insurance against any of the risks of conducting oil and gas exploration and production and related activities.

Financial Risks

The oil, natural gas and NGL reserves estimated to be attributable to the Royalty Interests are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or royalty interests to replace the depleting assets and production.

The proceeds payable to the Trust from the Royalty Interests are derived from the sale of oil, natural gas and NGLs produced from the Underlying Properties. The oil, natural gas and NGL reserves attributable to the Royalty Interests are depleting assets, which means that the reserves of oil, natural gas and NGL attributable to the Royalty Interests will decline over time as will the quantity of oil, natural gas and NGL produced from the Underlying Properties. Pursuant to the terms of the Conveyances, Avalon is obligated to operate and maintain the Underlying Properties in good faith and in accordance with the Reasonably Prudent Operator Standard. However, Avalon has no contractual obligation to make capital expenditures with respect to Trust Wells the future. If Avalon does not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by Avalon or estimated in the Trust’s reserve report.

The Trust Agreement generally limits the Trust’s business activities to owning the Royalty Interests and activities reasonably related to such ownership, including activities required or permitted by the terms of the Conveyances related to the Royalty Interests. The Trust Agreement also specifically excludes the Trust from acquiring other oil and natural gas properties or royalty interests to replace the Underlying Properties (depleting assets) and production attributable thereto.

An increase in the differential between the price realized by Avalon for oil and natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of Trust units.

The prices received for oil and natural gas production usually fall below benchmark prices such as NYMEX. The difference between the price received and the benchmark price is called a “differential”. The amount of the differential depends on a variety of factors, including discounts based on the quality and location of hydrocarbons produced, Btu content and post-production costs, including transportation. These factors can cause differentials to be volatile from period to period. Sellers of production have little or no control over the factors that determine the amount of the differential, and cannot accurately predict differentials for natural gas or crude oil. Increases in the differential between the realized price of oil or natural gas and the benchmark price for oil or natural gas in the area where the Underlying Properties are located (Andrews County, Texas) could reduce the proceeds to the Trust and therefore the cash distributions made by the Trust and the value of the Trust units. Due to the cost of transportation in the Permian Basin (in part caused by a lack of pipeline capacity in certain fields), the differential may fluctuate significantly from period to period.

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

The Royalty Interests and the Trust bear certain costs and expenses that reduce the amount of cash received by or available for distribution by the Trust to the Trust unitholders. These costs and expenses include the following:

•	the Trust’s share of the costs incurred by Avalon to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL (excluding costs of marketing services provided by Avalon);

•	the Trust’s share of applicable taxes, including property taxes and taxes on the production of oil, natural gas and NGL;

•	the Trust’s liability for Texas franchise tax; and

•	Trust administrative expenses, including fees paid to the Trustee and the Delaware Trustee, the annual administrative services fee payable to Avalon, tax return and Schedule K-1 preparation and mailing costs, independent auditor fees, registrar and transfer agent fees, and costs associated with compliance with federal securities laws and NYSE listing requirements, including the preparation of annual and quarterly reports to Trust unitholders and current reports announcing the amount of quarterly distributions by the Trust and other material operations of the Trust.

In addition, the amount of funds available for distribution to Trust unitholders may be reduced by the amount of any cash reserves established by the Trustee in respect of anticipated future Trust administrative expenses. Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee has withheld the greater of $190,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of approximately $3,275,000. In 2019 and 2020, the Trustee withheld $760,000 and $570,000, respectively, from the funds otherwise available for distribution to Trust unitholders. In light of the fact that there would be no distribution from production for the three-month period ended December 31, 2020 (with respect to production attributable to the Trust’s Royalty Interests from September 1, 2020 to November 30, 2020), the Trustee elected to withhold approximately $884,000, the remaining amount needed to reach its targeted cash reserve, in connection with the distribution made in February 2021 from funds received by the Trust as fair value for the portion of the Trust’s Royalty Interests required to be released in connection with the Montare Sale. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to Trust unitholders.

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

The Trust and SandRidge were parties to a derivatives agreement that provided the Trust with the economic effect of certain derivative contracts between SandRidge and a third party for production through March 31, 2015. From inception through the termination of the hedging arrangements, the Trust received approximately $47.5 million that it would not have received without the hedging arrangements. The last of the hedging arrangements expired on March 31, 2015. Consequently, Trust unitholders no longer have the benefit of any hedging arrangements, and all production since March 31, 2015 has been subject to the price risks inherent in holding interests in oil and natural gas, both commodities that are frequently characterized by significant price volatility.

The value of the Royalty Interests is highly dependent on the performance and financial condition of Avalon.

As of November 1, 2018, Avalon is the operator of all Trust Wells. The Conveyances provide that Avalon is obligated to market, or cause to be marketed, the oil, natural gas and NGL produced by such Trust Wells (to the extent such Trust Wells are capable of producing marketable hydrocarbons in paying quantities) from the Underlying Properties. If Avalon were to default on its obligation, the cash distributions to the Trust unitholders may be materially reduced. The Trust is highly dependent on its Trustor, Avalon, for multiple services, including the operation of the Trust Wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. Due to the Trust’s reliance on Avalon to fulfill these obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on Avalon’s performance. Avalon has notified the Trustee that current reductions in production of crude oil and the current low prices for crude oil have adversely impacted Avalon’s financial condition. This negative impact could affect Avalon’s ability to operate the Trust Wells and provide services to the Trust. In addition, Avalon has informed the Trustee that Avalon’s independent public accounting firm included a going concern qualification in its audit report on Avalon’s financial statements for the fiscal years ended December 31, 2019 and 2020.

In April 2020, Avalon informed the Trustee that Avalon had been using its commercially reasonable efforts to preserve the oil and gas leases on which the Trust Wells are located so that when crude oil prices returned to a profitable level, the Trust would continue to hold its Royalty Interests, and Trust unitholders might have the opportunity to receive future quarterly distributions. Avalon also informed the Trustee that Avalon believed that continuing production from the Trust Wells required to preserve such leases was preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Trust Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Trust Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties was insufficient to cover all such costs. Avalon had anticipated that revenues from production during the quarterly production period from March 1, 2020 to May 31, 2020 would be sufficient to fund the May 2020 Quarterly Payment to the Trust; however, revenues from production during that quarterly production period were insufficient to generate the cash needed to make the May 2020 Quarterly Payment to the Trust due to the sharp drop in crude oil prices during the first quarter of 2020. Consequently, the Trustee was unable to make any quarterly distribution to unitholders at the end of May 2020. As of December 31, 2020, Avalon had not paid any of the May 2020 Quarterly Payment, or any interest accrued thereon through such date, to the Trust. Avalon may pay to the Trust the outstanding amount of the May 2020 Quarterly Payment in installments over an extended period of time, and may be unable to pay to the Trust the entire outstanding amount of the May 2020 Quarterly Payment.

In connection with the Sale Transaction, Avalon obtained a revolving line of credit from WaFed pursuant to the terms of the WaFed Loan. Since April 2020, Avalon has been in discussions with WaFed regarding forbearance of certain breached financial covenants and an extension of the WaFed Loan. WaFed and Montare have entered into a Participation Agreement with respect to the WaFed Loan whereby Montare purchased an undivided participation interest in the WaFed Loan and Montare has the right to purchase the WaFed Loan in the event Avalon does not meet the conditions of the amended WaFed Loan. Meanwhile, Avalon and WaFed have amended the WaFed Loan to require Avalon to pay off the WaFed Loan by April 15, 2021. If Avalon is unable to repay the WaFed Loan or amend the WaFed Loan to extend the repayment date, Avalon could be forced to sell its interests in the Underlying Properties and WaFed may be required to find a replacement operator for the Underlying Properties, which could have an adverse effect on the value of the Royalty Interests or result in decreased distributions to Trust Unitholders or both.

The bankruptcy of Avalon could impede the operation of Trust Wells.

The value of the Royalty Interests and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of Avalon as the operator of the Trust Wells. The Trustee does not have any authority to remove or replace Avalon as the operator of the Trust Wells. Avalon has not agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants. The ability to operate the Underlying Properties depends on Avalon’s future financial condition, economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Avalon.

Avalon is not a reporting company and is not required to file periodic reports with the SEC pursuant to the Exchange Act. Therefore, Trust unitholders do not have access to financial information about Avalon. Avalon has informed the Trustee that Avalon’s independent public accounting firm included a going concern qualification in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2020. In the event of any future bankruptcy of Avalon or any other future operator of the Underlying Properties, the value of the Royalty Interests could be adversely affected by, among other things, delay or cessation of payments under the Royalty Interests, business disruptions or cessation of operations by the operator, replacements of operators, inability to find a replacement operator where necessary, reduced production of petroleum reserves. Any of such events would likely result in decreased distributions to Trust unitholders.

Risks Related to the Structure of the Trust

The Trust is passive in nature and has no voting rights in Avalon, no managerial, contractual or other ability to influence Avalon, and no right to exercise control over the field operations of, or sale of oil, natural gas and NGL produced from, the Underlying Properties.

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

As a working interest owner in the Underlying Properties, Avalon could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•	Avalon’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the maintenance, operation or abandonment of particular oil and gas wells located on the Underlying Properties. Additionally, Avalon may, consistent with its obligation to act in good faith and in accordance with the Reasonably Prudent Operator Standard, shut in a well that is uneconomic or not generating revenues from production in excess of its operating costs. Avalon may make decisions with respect to expenditures based on the economic viability of a particular well, which could cause oil, natural gas and NGL production to decline at a faster rate and thereby result in lower royalty payments to the Trust by Avalon for distribution by the Trust to unitholders in the future.

•	Avalon may, without the consent or approval of the Trust unitholders, sell all or any part of its retained interest in the Underlying Properties, if the Underlying Properties are sold subject to and burdened by the Royalty Interests. Such sale may not be in the best interests of the Trust and Trust unitholders. For example, any purchaser may lack Avalon’s experience in the Permian Basin or its creditworthiness.

•	Avalon may, without the consent or approval of the Trust unitholders, require the Trust to release Royalty Interests with an aggregate value of up to $5.0 million during any 12-month period in connection with a sale by Avalon of a portion of its retained interest in the Underlying Properties. The value received by the Trust for such Royalty Interests may not fully compensate the Trust for the value of future production attributable to the Royalty Interests burdening such Underlying Properties.

•	Avalon is permitted under the Conveyances creating the Royalty Interests to enter into new processing and transportation contracts without obtaining bids from or otherwise negotiating with any independent third parties, and Avalon will deduct from the Trust’s proceeds any charges under such contracts attributable to production from the Underlying Properties.

•	Avalon can sell its Trust units regardless of the effect such sale may have on the market price of Trust units or on the Trust itself. Additionally, Avalon can vote its Trust units in its sole discretion.

In addition, Avalon has agreed that, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms’ length transaction between Avalon and an unaffiliated third party. If Avalon provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of unitholders since it is entitled to receive a return of the principal amount of such loan and interest earned thereon prior to any further distributions to the Trust unitholders. The Trust has not requested and Avalon has not made any such loan to the Trust as of December 31, 2020. Avalon has informed the Trustee that given Avalon’s present financial condition, it does not have the financial resources to make a loan to the Trust if so requested.

Avalon may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests; any such purchaser could have a weaker financial position and/or be less experienced in oil and natural gas development and production than Avalon.

Trust unitholders will not be entitled to vote on any sale of the Underlying Properties if the Underlying Properties are sold subject to and burdened by the Royalty Interests, and the Trust will not receive any proceeds from any such sale. The purchaser would be responsible for all of Avalon’s obligations relating to the Royalty Interests on the portion of the Underlying Properties sold, and Avalon would have no continuing obligation to the Trust for those properties. Additionally, Avalon may enter into farmout or joint venture arrangements with respect to the Trust Wells. Any purchaser, farmout counterparty or joint venture partner could have a weaker financial position, or could be less experienced in oil and natural gas development and production than Avalon, or both.

Risks Related to Ownership of the Trust Units

The Trust units have been delisted from the New York Stock Exchange and are traded on the OTC market. It will likely be more difficult for unitholders to sell the Trust units or to obtain accurate quotations of the Trust units.

The Trust units ceased trading on The New York Stock Exchange (“NYSE”) on September 8, 2020 and transitioned to OTC Pink Market, which is operated by OTC Markets Group Inc. (“OTC Pink”), effective with the opening of trading on September 9, 2020 under the trading symbol “PERS”. A trading market for the Trust units might not continue to exist on the OTC Pink. Moreover, current trading levels might not be sustained or could diminish. Securities traded on the over-the-counter markets are typically less liquid than stocks that trade on the NYSE. Trading on the OTC Pink may negatively affect the trading price and liquidity of the Trust units and could result in larger spreads in the bid and ask prices for Trust units. Trust unitholders may find it difficult to resell their Trust units due to the delisting.

Trust unitholders have limited ability to enforce provisions of the Royalty Interests, and Avalon’s liability to the Trust is limited.

The Trust Agreement permits the Trustee and the Trust to sue Avalon or any other future owner of the Underlying Properties to enforce the terms of the Conveyances creating the Royalty Interests. If the Trustee does not take appropriate action to enforce provisions of the Conveyances, a Trust unitholder’s recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly prohibits a Trust unitholder’s ability to directly sue Avalon or any other party other than the Trustee. As a result, Trust unitholders will not be able to sue Avalon or any future owner of the Underlying Properties to enforce the Trust’s rights under the Conveyances. Furthermore, the Conveyances provide that, except as set forth in the Conveyances, Avalon will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties, the wells burdened by the Royalty Interests or the minerals in or under the Underlying Properties as long as it acts in good faith and in accordance with the Reasonably Prudent Operator Standard. The Trust Agreement also provides (a) that Avalon (as successors to SandRidge) may exercise its rights and discharge its obligations fully, without hindrance or regard to conflict of interest principles, duty of loyalty principles or other breach of fiduciary duties, all of which defense, claims or assertions are expressly waived by the other parties to the Trust Agreement and the Trust unitholders, (b) neither Avalon nor its affiliates shall be a fiduciary to the Trust or the Trust unitholders, and (c) to the extent that, at law or in equity, Avalon has duties (including fiduciary duties) and liabilities to the Trust and Trust unitholders, such duties and liabilities are eliminated to the fullest extent permitted by law.

Courts outside of Delaware may not recognize the limited personal liability of the Trust unitholders provided under Delaware law.

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

As of March 16, 2021, Avalon owned 13,125,000 Trust units, all of which are pledged as collateral on Avalon’s secured revolving line of credit. So long as the line of credit is outstanding, Avalon does not have the right to sell any or all of such Trust units without the prior consent of its lender, WaFed. In the event Avalon could obtain WaFed’s permission to sell Trust units, any such sale could have an adverse impact on the price of the Trust units depending on the number and manner in which the Trust units are sold by Avalon.

Legal, Environmental and Regulatory Risks

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

Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs with respect to the Underlying Properties, while the physical effects of climate change could disrupt Avalon’s production and cause Avalon to incur significant costs in preparing for or responding to those effects.

In 2009, the EPA published its findings that emissions of carbon dioxide, methane and certain other “greenhouse gases” (collectively, “GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. The EPA has taken a number of steps aimed at gathering information about, and reducing the emissions of, GHGs from industrial sources, including oil and natural gas sources. The EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing, as well as rules. adopting New Source Performance Standards (“NSPS”) for new, modified, or reconstructed oil and gas facilities that require control of the GHG methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). Following the 2016 presidential election and change in administrations, in 2017 the EPA proposed to delay implementation of the Methane Rule, and also convened a reconsideration proceeding that culminated in a 2020 final rule that eliminated the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other, non-methane pollutants. However, on January 20, 2021, President Biden issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding those 2020 amendments to the Methane Rule by September 2021. That same order directs the EPA to propose new rules to establish standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments, by September 2021. The ultimate fate of the Methane Rule and any related requirements for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require Avalon to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

A number of state and regional efforts also are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. The U.S. withdrew from the Paris Agreement effective on November 4, 2020, but rejoined the Paris Agreement in February 2021. The Trust cannot predict whether re-entry into the Paris Agreement or pledges made in connection therewith will result in new regulatory requirements or whether such requirements will cause Avalon to incur material costs.

In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. Regulations specifically mentioned for review and possible suspension, revision or rescission include the Methane Rule, and the EPA was ordered to, among other things, propose new regulations to establish comprehensive standards for performance and emission guidelines for methane from existing oil and gas operations by September 2021. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increased in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.”

For a more detailed discussion of applicable federal and state laws regarding air emission and climate change regulation, please see the section titled “Regulation – Air Emissions and Climate Change” under Item 1. Business above.

Although it is not currently possible to predict how these executive orders or any proposed or future state or federal greenhouse gas legislation or regulation will impact Avalon’s business, any regulation of greenhouse gas emissions that may be imposed in areas in which Avalon conducts business could result in increased compliance costs or additional operating restrictions or reduced demand for Avalon’s production.

The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHGs from, the equipment and operations of Avalon or other operators of the Underlying Properties could require additional expenditures to monitor, report and potentially reduce emissions of GHGs associated with their operations or could adversely affect demand for the oil, natural gas and NGL produced from the Underlying Properties. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040, and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Underlying Properties, and potentially subject the Underlying Properties and the operations of Avalon or other operators of the Underlying Properties to greater regulation. Climate changes that have significant physical effects could also increase or decrease energy needs, depending on the duration and magnitude of those effects. The occurrence of any of these events that reduce or temporarily or permanently halt the production of oil, natural gas and natural gas liquids at any of the Underlying Properties will reduce Trust distributions by reducing the amount of proceeds available for distribution.

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

Cybersecurity Risks

Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of Avalon’s business operations.

Avalon relies on information technology (“IT”) systems and networks in connection with its business activities, including certain of its production activities. Avalon relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil, natural gas and NGL reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased in the oil and gas industry, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of Avalon’s systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. Avalon has not experienced any attempts by hackers and other third parties to gain unauthorized access to its IT systems and networks. However, if any such attempt were to occur, there is no assurance that Avalon would be successful in preventing or adequately mitigating the effect of such cyber-attack. Any cyber-attack could have a material adverse effect on Avalon’s reputation, competitive position, business, financial condition and results of operations, and could have a material adverse effect on the Trust. Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to Avalon to implement further data protection measures.

In addition to the risks presented to Avalon’s systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery of production attributable to the Royalty Interests to markets. A cyber-attack of this nature would be outside Avalon’s ability to control but could have a material adverse effect on Avalon’s business, financial condition and results of operations, and could have a material adverse effect on the Trust.

Cyber-attacks or other failures in IT systems could result in information theft, data corruption and significant disruption of the Trustee’s operations.

The Trustee depends heavily upon IT systems and networks in connection with its business activities. Despite a variety of security measures implemented by the Trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and the Trustee’s computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as foreign governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally. If a cyber-attack were to occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Trustee’s computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the Trust, which could result in litigation, increased costs and regulatory penalties. Although steps are taken by the Trustee to prevent and detect such attacks, it is possible that a cyber incident will not be discovered for some time after it occurs, which could increase exposure to these consequences.

Tax Risks Related to the Trust Units

The Trust’s tax treatment depends on its status as a partnership for U.S. federal income tax purposes. If the IRS were to treat the Trust as a corporation for U.S. federal income tax purposes, then its cash available for distribution to its unitholders would be substantially reduced.

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

Tax legislation enacted in 2017 has had a significant impact on the taxation of the Trust and Trust unitholders.

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

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for the Trust to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals ultimately will be enacted. Any such changes could have a material adverse effect on the value of the Trust units.

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

Non-U.S. Persons. Pursuant to Section 1446 of the IRC, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under Section 1441 of the IRC, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The TCJA, discussed above, treats a non-U.S. holder’s gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the sale of such Trust units. The TCJA also requires a transferee of Trust units to withhold 10% of the amount realized on the sale or exchange of such units (generally, the purchase price) unless the transferor certifies that it is not a non-resident alien individual or foreign corporation or another exception is available. Pursuant to final Treasury Regulations issued on October 7, 2020, this new withholding obligation will become applicable to transfers of units in publicly traded partnerships such as the Trust (which is classified as a partnership for federal and state income tax purposes) occurring on or after January 1, 2022.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information regarding the Trust’s properties is included in Item 1 of this report. Also, refer to Note 10 to the financial statements included in Item 8 of this report.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The Trust units commenced trading on the New York Stock Exchange (“NYSE”) on August 11, 2011 under the symbol “PER” and were delisted on the NYSE effective October 9, 2020. The Trust units transitioned to the OTC Pink Market, operated by OTC Markets Group, effective with the opening of trading on September 9, 2020 under the trading symbol “PERS.”

The following table shows the high and low sales/bid prices, as applicable, per Trust unit as reported on the NYSE and the OTC Pink Market, as applicable, for the periods indicated. Quotations on the OTC Pink Market reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low
Calendar Quarter 2020
First Quarter	$1.14	$0.25
Second Quarter	$0.75	$0.41
Third Quarter	$0.85	$0.30
Fourth Quarter	$0.55	$0.34

Calendar Quarter 2019
First Quarter	$2.50	$0.85
Second Quarter	$2.55	$1.45
Third Quarter	$1.94	$1.52
Fourth Quarter	$1.70	$0.80

On March 16, 2021, there were ten record unitholders of the Trust units as reported by American Stock Transfer & Trust Company, LLC. CEDE & Co. holds 39,306,105 Trust units in “street name”.

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

Recent Sales of Unregistered Securities

None.

Purchases of Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2020.

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

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with other sections of this report, including: “Business” in Item 1 and “Financial Statements and Supplementary Data” in Item 8. The discussion and analysis relate to the following subjects:

•	Trust Termination and Overview:

•	Recent Developments;

•	Results of Trust Operations;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Off-Balance Sheet Arrangements

Trust Termination and Overview

The following is a brief overview of certain matters discussed more thoroughly elsewhere in this report.

The Trust Agreement requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million. Pursuant to the Trust Agreement, cash that the Trust receives as proceeds from sales of assets is not included in the calculation of cash available for distribution. As cash available for distribution for the four consecutive quarters ended December 31, 2020, on a cumulative basis, totaled approximately $2.4 million, due in part to Avalon’s inability to make the May 2020 Quarterly Payment to the Trust (as discussed below under “—The May 2020 Quarterly Payment”). Because Avalon’s inability to make the May 2020 Quarterly Payment contributed to the insufficient cumulative cash available for distribution over the four-quarter period, the Trustee and Avalon submitted to an arbitration panel, in accordance with the Trust Agreement, the question of whether the Trust nonetheless remains required to dissolve following the end of that period. On February 25, 2021, the arbitration panel determined that the existence of the unpaid May 2020 Quarterly Payment does not alter the requirement of the Trust to terminate under the provisions of the Trust Agreement. As a result, the Trust was required to dissolve and commence winding up beginning as of the close of business on February 26, 2021.

Accordingly, the Trustee is required to sell all of the Royalty Interests, either by private sale or public auction, and distribute the net proceeds of such sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. The sale process will involve costs that will reduce the amount of any distributions to unitholders during the winding up period. As required by the Trust Agreement, the Trustee has engaged a third-party advisor to assist with the marketing and sale of the Royalty Interests. As provided in the Trust Agreement, Avalon has a right of first refusal with respect to any sale of the Royalty Interests to a third party. The Trustee expects to complete the sale of the Trust’s assets by the end of the third quarter of 2021 and distribute the net proceeds of such sale (together with any cash reserves in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities of the Trust) to the Trust unitholders on the following quarterly payment date, and the Trust units are expected to be canceled shortly thereafter. Pending the sale or sales of the Royalty Interests, and subject to the effective date and other terms of such sale or sales, the Trust anticipates that it will continue to receive income from the royalty interests and will continue to make quarterly distributions to unitholders to the extent there is available cash after payment of Trust expenses and additions to cash reserves. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

The value of the petroleum reserves attributable to the Trust’s Royalty Interests and the amount of cash available for distribution to Trust unitholders are each highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile and experienced significant fluctuations during 2019 and have declined sharply in 2020 in response to the economic effects of the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries and the global outbreak of the novel form of coronavirus known as COVID-19. These actions led to an immediate and steep decrease in oil prices, which reached a closing WTI price low of negative $36.98 per barrel of crude oil in April 2020.  The spot price for WTI crude oil has decreased from $61.17 per barrel on January 2, 2020 to $48.35 per barrel on December 31, 2020.  A buildup in inventories, lower global demand, political unrest, or other factors, such as the economic effects of the COVID-19 pandemic, could cause prices for U.S. oil, natural gas and NGL to fluctuate significantly in the future. As a result, prices for oil, natural gas and NGL might not be maintained at a constant level for any significant period of time.

The May 2020 Quarterly Payment. In April 2020, Avalon informed the Trustee that Avalon had been using its commercially reasonable efforts to preserve the oil and gas leases burdened by the Royalty Interests so that in the future, assuming that oil prices returned to a profitable level, the Trust would still hold its Royalty Interests, and Trust unitholders might have the opportunity to receive future quarterly distributions. Avalon also informed the Trustee that it believed that continuing production from those Trust Wells required to preserve such leases was preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Trust Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Trust Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties was insufficient to cover all such costs. Avalon had anticipated that revenues from production during the quarterly production period commencing March 1, 2020 would be sufficient to fund the quarterly payment to the Trust for the quarter ended March 31, 2020 in the amount of approximately $4.65 million (the “May 2020 Quarterly Payment”); however, revenues from production during that quarterly production period were insufficient to generate the cash needed to make the May 2020 Quarterly Payment to the Trust due to the sharp drop in crude oil prices during the first quarter of 2020. Consequently, the Trustee was unable to make any quarterly distribution to unitholders at the end of May 2020. In accordance with Section 5.02 of the Conveyances, the unpaid May 2020 Payment amount due and owing to the Trust has been accruing interest since May 15, 2020 at the rate of interest per annum publicly announced from time to time by The Bank of New York Mellon Trust Company, N.A. as its “prime rate” in effect at its principal office in New York City until paid to the Trust. The accrued interest from May 15, 2020 to December 31, 2020 was approximately $94,000. As of December 31, 2020, Avalon had not paid any of the May 2020 Quarterly Payment, or any interest accrued thereon through such date, to the Trust.

On March 1, 2021, the Trust and Avalon entered into a repayment agreement setting forth the terms by which Avalon has agreed to pay the May 2020 Quarterly Payment to the Trust, together with accrued interest (the “Repayment Agreement”). Beginning with the quarterly distribution paid to Trust unitholders on or about February 26, 2021 (the “February Distribution”), Avalon will apply towards the payment of the May 2020 Quarterly Payment the full amount of each quarterly cash distribution, if any, to which Avalon, as a unitholder of the Trust, is entitled (each such cash distribution, a “Company Distribution Amount”), until the May 2020 Quarterly Payment, together with accrued interest, has been paid in full to the Trust, subject to any obligations Avalon may have to repay the WaFed Loan that are not waived as provided in the Repayment Agreement. Promptly upon receipt, Avalon deposited the $984,375 received as its portion of the February Distribution into a repayment account established by the Trustee on behalf of the Trust (the “Repayment Account”) pursuant to the terms of the Repayment Agreement. Avalon will deposit each additional Company Distribution Amount into the Repayment Account promptly, but in no event later than the next business day, after the Company’s receipt of any such Company Distribution Amount.

The Repayment Agreement also provides that if any third party agrees to acquire Avalon, whether pursuant to a merger, consolidation, purchase of all or substantially all of the assets of Avalon, or other similar transaction or series of transactions (an “Avalon Sale Transaction”), then, subject to any obligations Avalon may have to repay the WaFed Loan in connection with any such transaction that is not waived as provided in the Repayment Agreement, Avalon will pay to the Trust from cash received in an Avalon Sale Transaction an amount equal to (i) the difference between (A) the aggregate amounts deposited in the Repayment Account pursuant to the Agreement at the time the Avalon Sale Transaction is consummated and (B) the then outstanding balance of the May 2020 Quarterly Payment together with all accrued and unpaid interest thereon to the date of payment of such outstanding balance (the “Balance Amount”) or (ii) where the amount of cash received in the Avalon Sale Transaction is less than the Balance Amount, all of the cash received in the Avalon Sale Transaction. Avalon agrees that it will pay such amount to the Trust promptly, but in no event later than the next business day, after the closing of any such Avalon Sale Transaction. If Avalon is unable to pay the Balance Amount in full upon the closing of an Avalon Sale Transaction, Avalon has agreed, subject to any obligations Avalon may have to repay the WaFed Loan in connection with any such transaction that are not waived as provided in the Repayment Agreement, to pledge to the Trust, to secure the payment of the outstanding portion of the Balance Amount, any non-cash consideration that Avalon receives from such Avalon Sale Transaction or similar transaction.

Results of Trust Operations

Results of the Trust for the Years Ended December 31, 2020 and 2019

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when the Trust receives net revenue distributions from Avalon. Information regarding the Trust’s revenues, expenses, production and pricing for the years ended December 31, 2020 and 2019 is presented below.

	Year Ended December 31,
	2020 (1)	2019 (2)
Production data
Oil (MBbls)	241	414
NGL (MBbls)	29	57
Natural gas (MMcf)	107	181
Combined equivalent volumes (MBoe)(3)	288	501
Average daily total volumes (MBoe/d)	1.0	1.4
Well data
Initial and Trust Development Wells producing - average	863	1,035
Revenues (in thousands)
Royalty income	$9,704	$22,442
Proceeds from sale of Trust assets	4,874	—
Total revenue	$14,578	$22,442
Expenses (in thousands)
Post-production expenses	$33	$50
Property taxes	2,979	—
Production taxes	465	1,061
Franchise taxes	36	47
Trust administrative expenses	1,985	1,734
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	(2,391)	2,261
Total expenses	$3,107	$5,153
Less proceeds from sale of Trust assets	4,874	—
Distributable income available to unitholders	$6,597	$17,289

Average prices
Oil (per Bbl)	$38.10	$50.77
NGL (per Bbl)	$14.82	$20.00
Natural gas (per Mcf)	$0.68	$1.22
Total (per Boe)	$33.68	$44.66
Average prices - including impact of post-production expenses
Natural gas (per Mcf)	$0.37	$0.95
Total (per Boe)	$33.56	$44.56
Expenses (per Boe)
Post-production	$0.11	$0.10
Production taxes	$1.62	$2.12

(1)	Production volumes and related revenues and expenses for the year ended December 31, 2020 (included in 2020 royalty payments to the Trust) represent oil, natural gas and NGL production from September 1, 2019 to November 30, 2019 and March 1, 2020 to August 31, 2020. Avalon did not make a royalty payment to the Trust for the production period from December 1, 2019 to February 29, 2020.

(2)	Production volumes and related revenues and expenses for the year ended December 31, 2019 (included in 2019 royalty payments to the Trust) represent oil, natural gas and NGL production from September 1, 2018 to August 31, 2019.

(3)	Barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, which approximates the relative energy content of oil as compared to natural gas.

Comparison of Results of the Trust for the Years Ended December 31, 2020 and 2019

Revenues

Royalty Income. Royalty income is a function of production volumes attributable to the Royalty Interests sold and associated prices received by Avalon. Royalty income received during the year ended December 31, 2020 totaled $9.7 million compared to $22.4 million received during the year ended December 31, 2019. The decrease is partially the result of Avalon’s failure to pay proceeds owed to the Trust for the production period from December 1, 2019 to February 29, 2020 in the amount of approximately $4.7 million. Of the remaining portion of the decrease in royalty income, approximately $3.3 million was attributable to a decrease in prices received from the sale of oil, gas and NGL attributable to the Royalty Interests and approximately $4.7 million was attributable to a decrease in total volumes produced from wells burdened by the Royalty Interests.

Expenses

Post-Production Expenses. The Trust bears post-production expenses related to production attributable to the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market, as applicable, the oil, natural gas and NGL produced from wells burdened by and attributable to the Royalty Interests. Post-production expenses for the year ended December 31, 2020 decreased to approximately $33,000 from approximately $50,000 for the year ended December 31, 2019 primarily as a result of a decrease in gas production volumes.

Property Taxes. Property taxes paid during the year ended December 31, 2020 were approximately $3.0 million, which related to 2020 and 2019 property taxes. No property tax payments were made during 2019, as approximately $1.7 million in 2019 property taxes were paid in January 2020.

Production Taxes. Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, excluding the net amount of any applicable tax credits. Production taxes for the year ended December 31, 2020 totaled $0.5 million, or $1.62 per Boe, and were approximately 4.8% of royalty income. Production taxes for the year ended December 31, 2019 totaled $1.1 million, or $2.12 per Boe, and were approximately 4.7% of royalty income.

Texas Franchise Tax. The Trust paid its Texas franchise tax for the year ended December 31, 2019 of approximately $36,000, or approximately 0.2% of 2019 royalty income, during the year ended December 31, 2020. The Trust paid its Texas franchise tax for the year ended December 31, 2018 of approximately $47,000, or approximately 0.2% of 2018 royalty income, during the year ended December 31, 2019. The Trust’s estimated Texas franchise tax for the year ended December 31, 2020 of approximately 0.2% of 2020 royalty income, is expected to be paid during the year ending December 31, 2021.

Distributable Income

Distributable income for the year ended December 31, 2020 was $6.6 million, which included a net reduction of approximately $2.4 million to the cash reserve for the payment of future Trust expenses reflecting approximately $5.0 million used to pay Trust expenses during the period partially offset by approximately $2.6 million withheld in aggregate from 2020 cash distributions to Trust unitholders. Distributable income for the year ended December 31, 2019 was $17.3 million, which included a net addition of approximately $2.3 million to the cash reserve for the payment of future Trust expenses reflecting approximately $4.0 million withheld in aggregate from 2019 cash distributions to Trust unitholders partially offset by approximately $1.7 million used to pay Trust expenses during the period.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flow generated from the Royalty Interests and borrowings as needed to fund administrative expenses, including any amounts borrowed from Avalon, under the loan commitment described in Note 6 to the financial statements contained in Item 8 of this report, or from the Trustee. The Trust’s primary uses of cash are distributions to Trust unitholders, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes, and payment of expense reimbursements to Avalon for out-of-pocket expenses incurred on behalf of the Trust. The Trust is not obligated to pay any operating expenses or capital costs related to the operation of the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee, as well as a quarterly fee of $75,000 to Avalon pursuant to the terms of the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter, over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including Avalon (pursuant to the terms set forth in the Trust Agreement), to pay such expenses. The Trustee has not loaned and does not intend to lend funds to the Trust. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If Avalon loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid in full, with interest, unless Avalon consents to any further distributions. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party.

Commencing with the distribution to Trust unitholders paid in the first quarter of 2019, the Trustee has withheld the greater of $190,000 or 3.5% of the funds otherwise available for distribution to Trust unitholders each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of approximately $3,275,000. In 2019 and 2020, the Trustee withheld $760,000 and $570,000, respectively, from the funds otherwise available for distribution. In light of the fact that there would be no distribution from production for the three-month period ended December 31, 2020 (with respect to production attributable to the Trust’s Royalty Interest from September 1, 2020 to November 30, 2020), the Trustee withheld approximately $884,000, the remaining amount needed to reach its targeted cash reserve, in connection with the cash distribution made in February 2021 from funds received by the Trust as fair value for the portion of the Trust’s Royalty Interests required to be released in connection with the Montare Sale. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to Trust unitholders.

Following the closing of the Sale Transaction, the Trust is highly dependent on Avalon for multiple services, including the operation of the wells burdened by the Royalty Interests, remittance of net proceeds to the Trust from the sale of hydrocarbon production attributable to the Royalty Interests, administrative services such as accounting, tax preparation, bookkeeping and reporting services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses. Avalon is a relatively new oil and gas company formed in August 2018 with no prior operating history. Avalon’s ability to continue operating the Underlying Properties depends on its future financial condition and economic performance, access to capital, and other factors, many of which are out of Avalon’s control. If the reduced demand for crude oil in the global market resulting from the economic effects of the coronavirus pandemic and the dramatic reduction from mid-February to late April 2020 in the benchmark price of crude oil, which continued to fluctuate through 2020, persist for the near term or longer, such factors are likely to continue to have a negative impact on Avalon’s financial condition. This negative impact could affect Avalon’s ability to operate the wells and provide services to the Trust.

Trust Distributions to Unitholders. During the years ended December 31, 2020 and 2019, the Trust’s distributions to its unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2020
First Quarter	September 1, 2019 - November 30, 2019	January 23, 2020	February 22, 2020	$4.2
Second Quarter (1)	December 1, 2019 - February 29, 2020	April 23, 2020	N/A	—
Third Quarter	March 1, 2020 - May 31, 2020	July 23, 2020	August 31, 2020	$0.6
Fourth Quarter	June 1, 2020 - August 31, 2020	October 22, 2020	November 25, 2020	$1.7
Calendar Quarter 2019
First Quarter	September 1, 2018 - November 30, 2018	January 24, 2019	February 22, 2019	$5.0
Second Quarter	December 1, 2018 - February 28, 2019	April 25, 2019	May 24, 2019	$3.7
Third Quarter	March 1, 2019 - May 31, 2019	July 24, 2019	August 23, 2019	$4.7
Fourth Quarter	June 1, 2019 - August 31, 2019	October 24, 2019	November 24, 2019	$3.8

(1) Avalon did not make a distribution of revenue to the Trust for the production period from December 1, 2019 to February 29, 2020.

On February 28, 2021, the Trust paid a cash distribution of $0.075 per Trust unit reflecting the fair value to the Trust, less cash reserves withheld by the Trustee, received by the Trust for the portion of the Trust’s Royalty Interests required to be released in connection with the Montare Sale. There was no distribution paid for the three-month period ended December 31, 2020, which primarily related to production attributable to the Trust’s royalty interests from September 1, 2020 to November 30, 2020, as costs, charges and expenses attributable to the Underlying Properties were more than the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties, as reported by Avalon.

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

Contractual Obligations. Pursuant to the terms of the Administrative Services Agreement, the Trust is obligated to pay Avalon an annual administrative services fee of $300,000 ($75,000 payable quarterly in arrears) for accounting, tax preparation, bookkeeping, and informational services to be performed on behalf of the Trust for the remaining life of the Trust. Pursuant to the Trust Agreement, the Trust pays the Trustee an annual administrative fee, which until April 1, 2017 was $150,000. The annual fee can be adjusted for inflation by no more than 3% in any year through 2030. The annual administrative fee, which was adjusted for inflation in July 2020, currently is approximately $163,000. In addition, under the Trust Agreement the Trust is obligated to pay the Delaware Trustee an annual fee of $2,400 throughout the life of the Trust.

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

Proved Reserves. The proved oil, natural gas and NGL reserves attributable to the Royalty Interests are estimated by independent petroleum engineers. Estimates of proved reserves are based on the quantities of oil, natural gas and NGL that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, production volumes, rates of production and timing of development expenditures, including many factors beyond the Trust’s control. Estimating reserves is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data, and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. In addition, as a result of volatility of changing market conditions, commodity prices will vary from period to period, causing estimates of proved reserves to vary, as well as causing estimates of future net revenues to vary. Estimates of proved reserves are key components of the Trust’s most significant financial estimates as discussed further below.

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

Impairment of Investment in Royalty Interests. The investment in the Royalty Interests is assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Potential impairments of the investment in the Royalty Interests are determined by comparing the net capitalized costs of investment in the Royalty Interests to undiscounted future net revenues attributable to the Trust’s interest in the proved oil, natural gas and NGL reserves attributable to the Royalty Interests. The Trust provides a write-down to the extent that the net capitalized costs exceed the fair value of the Royalty Interests, which is determined using either a market-based or income-based approach, depending on which is deemed more relevant in the circumstances. The income-based approach uses future cash flows of the oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a relevant market participant discount rate. Different pricing assumptions or discount rates could result in a different calculated impairment. During the year ended December 31, 2020, due to the decline in oil and gas prices, the Trust recorded impairments in the carrying value of the Investment in Royalty Interests in aggregate of $83.5 million. The impairments resulted in non-cash charges to trust corpus and did not affect the Trust’s distributable income. No impairments were recorded in 2019. Material write-downs in subsequent periods may occur if commodity prices decline significantly on a sustained basis.

Refer to Note 3 to the financial statements included in Item 8 of this report for the Trust’s significant accounting policies.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Trustee conducted an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this report. Based on this evaluation, Sarah Newell, as Trust Officer, has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2020 to provide reasonable assurance that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Avalon with respect to the periods covered by this report.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting.  There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Avalon.

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

Item 11. Executive Compensation

During the years ended December 31, 2020 and 2019, the Trustee and the Delaware Trustee received administrative fees from the Trust pursuant to the terms of the Trust Agreement. See the disclosures in the section entitled “Liquidity and Capital Resources – Contractual Obligations” in Item 7 of this report for the amounts of such compensation. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 16, 2021 by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Avalon Energy, LLC 5000 Quorum Drive, Suite 205 Dallas, Texas 75254	Common units	13,125,000	25.0%

Montare Resources I, LLC (2) 400 East Las Colinas BLVD Irving, Texas 75039	Common units	5,056,912	9.6%

(1)	Based on 52,500,000 Trust units outstanding as of March 19, 2021.

(2)	The information is based on communication with Montare Resources as of March 19, 2021. According to the filing, Montare and Avalon may be deemed a group for the purposes of Section 13(d)(3) of the Act as a result of the transactions described in Item 4 of the Schedule 13D/A. According to the filing, Montare expressly disclaims beneficial ownership of any securities beneficially owned or acquired by Avalon or any other holder of Common Units.

Security Ownership of Management.

Not applicable.

Changes in Control.

In connection with the Sale Transaction, Avalon borrowed funds to pay a portion of the purchase price for the Underlying Properties and related assets to SandRidge. These funds were obtained as a part of a secured revolving credit agreement from WaFed as described under “General—Sale of Assets by SandRidge to Avalon” in Item 1 of this report. The collateral securing such revolving line of credit includes a pledge of the Trust units owned by Avalon. If Avalon were to default under the WaFed Loan and does not cure such default within the time period provided in the applicable loan documents, WaFed has the right to foreclose upon and take the Trust units.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Avalon (as the assignee of SandRidge) and the Trust are parties to the Administrative Services Agreement and the registration rights agreement. The Trust makes certain payments to Avalon, the Trustee and the Delaware Trustee, and previously made certain payments to SandRidge, pursuant to the Trust Agreement and the Administrative Services Agreement. Descriptions of these agreements are included in “Business” in Item 1 of this report; in “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report; and in Note 7 to the financial statements included in Item 8 of this report. In addition, the description of the Offering included in “Business” in Item 1 of this report is hereby incorporated by reference.

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

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Trust’s financial statements for 2020 and 2019 and fees billed for other services rendered by PricewaterhouseCoopers LLP.

	2020	2019
Audit fees(1)	$315,000	$255,000
Tax fees	311,000	311,000
Total fees	$626,000	$566,000

(1)	Fees for audit services in 2020 and 2019 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

PART IV

Item 15. Exhibit and Financial Statement Schedules

The following documents are filed as a part of this report:

(1) Financial Statements

Reference is made to the Index to Financial Statements appearing on page F-1.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3) Exhibits

The exhibits below are filed or furnished herewith or incorporated herein by reference.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Trust of SandRidge Permian Trust	S-1	333-174492	3.1	05/25/2011
3.2	Amended and Restated Trust Agreement, dated as of August 16, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35274	4.1	08/19/2011
3.3	Amendment No. 1 to Amended and Restated Trust Agreement, dated June 18, 2012, by The Bank of New York Mellon Trust Company, N.A.	10-Q	001-35274	3.3	08/13/2012
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-35274	4.1	03/13/2020
10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.3	08/19/2011
10.2	Perpetual Overriding Royalty Interest Conveyance (Development), by and between SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-35274	10.4	08/19/2011
10.3	Assignment of Overriding Royalty Interest, by and between Mistmada Oil Company and SandRidge Permian Trust	8-K	001-35274	10.5	08/19/2011
10.4	Term Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35274	10.1	08/19/2011
10.5	Term Overriding Royalty Interest Conveyance (Development), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35274	10.2	08/19/2011
10.6	Administrative Services Agreement, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.6	08/19/2011
10.7	Registration Rights Agreement, dated as of August 16, 2011, by and between SandRidge Energy, Inc. and SandRidge Permian Trust	8-K	001-35274	10.10	08/19/2011
10.8	Assignment, Assumption and Consent Agreement dated as of November 1, 2018, by and among SandRidge Energy, Inc., Avalon Energy, LLC, and SandRidge Permian Trust	8-K	001-35274	10.1	11/05/2018
23.1	Consent of Netherland, Sewell & Associates, Inc.					*
31.1	Section 302 Certification					*
32.1	Section 906 Certification					*
99.1	Report of Netherland, Sewell & Associates, Inc.					*

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

March 26, 2021

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of SandRidge Permian Trust and The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets and trust corpus of SandRidge Permian Trust (the “Trust”) as of December 31, 2020 and 2019, and the related statements of distributable income and changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2020 and 2019, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 3.

Substantial Doubt about the Trust’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 2 to the financial statements, the Trust had cash available for distribution of approximately $2.4 million, on a cumulative basis, for the four consecutive quarters ended December 31, 2020, which is less than the $5.0 million required by the Trust Agreement. As a result, the Trust was required to dissolve and commence winding up of its business and affairs beginning as of the close of business on February 26, 2021 which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Basis of Accounting

As described in Note 3, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The Impact of Proved Oil and Natural Gas Reserves on Net Investment in Royalty Interests

The Trust’s net investment in royalty interests balance was $10.1 million as of December 31, 2020, and amortization of investment in royalty interests for the year ended December 31, 2020 was $4.0 million. As described in Note 3 to the financial statements, amortization of investment in the Royalty Interests is calculated on a calendar-based units-of-production basis, whereby the Trust’s cost basis is divided by the proved reserves attributable to the Royalty Interests to derive an amortization rate per reserve unit. Amortization is recorded when units are produced. Such amortization does not reduce distributable income, rather it is charged directly to trust corpus. As disclosed by management, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, production volumes, rates of production and timing of development expenditures, including many factors beyond the Trust’s control. Estimating reserves is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data, and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. The proved oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests are estimated by independent petroleum engineers (the “specialists”).

The principal considerations for our determination that performing procedures relating to the impact of proved oil and natural gas reserves on the Trust’s net investment in royalty interests is a critical audit matter are (i) the significant judgment by management, including use of specialists, when developing the estimates of proved oil and natural gas reserves, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of the oil and natural gas reserve volumes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the oil and natural gas reserve volumes. As a basis for using this work, the specialists’ qualifications were understood and the Trust’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the data used by the specialists, and an evaluation of the specialists’ findings.

Third Quarter Impairment Assessment of Net Investment in Royalty Interests

The net investment in royalty interests balance was $10.1 million as of December 31, 2020, and impairment of investment in royalty interests for the year ended December 31, 2020 was $83.5 million, of which $6.4 million related to the third quarter ended September 30, 2020. As described in Note 3, on a quarterly basis, management evaluates the carrying value of the investment in royalty interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, management recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which is determined using either a market-based or income-based approach, depending on which is deemed more relevant in the circumstances. The income-based approach estimates fair value using future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests discounted at a relevant market participant discount rate; oil and natural gas futures prices readily available in the public market adjusted for differentials; and estimated future production volumes.

The principal considerations for our determination that performing procedures relating to the third quarter impairment assessment of net investment in royalty interests is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the fair value measurement of the net investment in royalty interests; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future production volumes and the discount rate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) testing management’s process for developing the fair value measurement of the net investment in royalty interests; (ii) evaluating the appropriateness of the income-based approach; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of significant assumptions used by management related to future production volumes and the discount rate. Evaluating the reasonableness of the discount rate involved comparing the rate used to observable market data. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved oil and natural gas reserves volumes as stated in the Critical Audit Matter titled “The Impact of Proved Oil and Natural Gas Reserves on Net Investment in Royalty Interests” and the reasonableness of the future production volumes. As a basis for using this work, the specialists’ qualifications were understood and the Trust’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the data used by the specialists and an evaluation of the specialists’ findings.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 26, 2021

We have served as the Trust’s auditor since 2011.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$7,216	$4,698
Investment in royalty interests	154,628	549,831
Less: accumulated amortization and impairment	(144,514)	(447,373)
Net investment in royalty interests	10,114	102,458
Total assets	$17,330	$107,156
TRUST CORPUS
Trust corpus, 52,500,000 common units issued and outstanding at December 31, 2020 and 2019	$17,330	$107,156

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Years Ended December 31,
	2020	2019
Revenues
Royalty income	$9,704	$22,442
Proceeds from sale of Trust assets	4,874	—
Total revenues	14,578	22,442
Expenses
Post-production expenses	33	50
Property taxes	2,979	—
Production taxes	465	1,061
Franchise taxes	36	47
Trust administrative expenses	1,985	1,734
Cash reserves (used) withheld for current Trust expenses, net of amounts (withheld) used	(2,391)	2,261
Total expenses	3,107	5,153
Less proceeds withheld from sale of Trust assets	4,874	—
Distributable income available to unitholders	6,597	17,289
Distributable income per unit	$0.126	$0.329

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Years Ended December 31,
	2020	2019
Trust corpus, beginning of year	$107,156	$115,225
Amortization of investment in royalty interests	(3,995)	(10,399)
Impairment of investment in royalty interests	(83,474)	—
Net cash reserves (used) withheld	(2,391)	2,261
Distributable income	6,597	17,289
Distributions paid or payable to unitholders	(6,563)	(17,220)
Trust corpus, end of year	$17,330	$107,156

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

The Trust holds royalty interests conveyed by SandRidge from its interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). These royalty interests were conveyed by SandRidge to the Trust (the “Royalty Interests”) concurrent with the initial public offering of the Trust’s common units (“Trust units”) in August 2011 (the “Offering”). As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the Offering, along with 4,875,000 Trust units and 13,125,000 subordinated units of the Trust (“subordinated units”), to certain wholly owned subsidiaries of SandRidge.

Pursuant to a development agreement between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, 888 development wells within an area of mutual interest (“AMI”) by March 31, 2016 (the “Trust Development Wells”). SandRidge fulfilled this obligation in November 2014, and, as a result, the subordinated units converted to Trust units in January 2016.

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its outstanding Trust units to Avalon Energy, LLC, a Texas limited liability company (“Avalon Energy”). The Conveyances permitted SandRidge to sell all or any part of its interest in the Underlying Properties, where the Underlying Properties were sold subject to and burdened by the Royalty Interests. In connection with this transaction (the “Sale Transaction”), Avalon Energy assumed all of SandRidge’s obligations under the conveyances, the Trust Agreement and the administrative services agreement between SandRidge and the Trust. As a result, Avalon is providing accounting, tax preparation, bookkeeping and informational services to the Trust. Avalon Energy, Avalon Exploration and Production LLC, its parent company, and Avalon TX Operating LLC, the operator of the Underlying Properties, are collectively referred to as “Avalon” in this report. In addition, SandRidge assigned its rights to Avalon under the registration rights agreement between SandRidge and the Trust. As of December 31, 2020, Avalon holds 13,125,000 Trust units, or 25% of all Trust units.

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, or involvement with any aspect of the oil and natural gas operations, operating or capital costs or other activities related to the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. However, the Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and natural gas operations or other activities with respect to the Underlying Properties. The Trust Agreement generally limits the Trust’s business activities to owning the Royalty Interests and certain activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests.

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

2. Early Termination of the Trust and Going Concern

Avalon’s Financial Condition. The reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and the dramatic reduction from mid-February to late April 2020 in the benchmark price of crude oil, which continued to fluctuate throughout 2020, have had a negative impact on Avalon’s financial condition. Avalon informed the Trustee that during 2020 Avalon shut in oil and gas wells subject to the Royalty Interests (“Trust Wells”) that are not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances, in an effort to reduce leasehold operating expenses (“LOE”). These Trust Wells were not necessary to hold the leasehold interests burdened by the Trust’s Royalty Interests. Avalon shut in 139 Trust Wells and 114 Trust Wells during the twelve-month periods ended December 31, 2019 and 2020, respectively.

The May 2020 Quarterly Payment. In April 2020, Avalon informed the Trustee that Avalon had been using its commercially reasonable efforts to preserve the oil and gas leases burdened by the Royalty Interests so that in the future, assuming that oil prices returned to a profitable level, the Trust would still hold its Royalty Interests, and Trust unitholders might have the opportunity to receive future quarterly distributions. Avalon also informed the Trustee that it believed that continuing production from those Trust Wells required to preserve such leases was preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Trust Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Trust Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties was insufficient to cover all such costs. Avalon had anticipated that revenues from production during the quarterly production period commencing March 1, 2020 would be sufficient to fund the quarterly payment to the Trust for the quarter ended March 31, 2020 in the amount of approximately $4.65 million (the “May 2020 Quarterly Payment”); however, revenues from production during that quarterly production period were insufficient to generate the cash needed to make the May 2020 Quarterly Payment to the Trust due to the sharp drop in crude oil prices during the first quarter of 2020. Consequently, the Trustee was unable to make any quarterly distribution to unitholders at the end of May 2020. In accordance with Section 5.02 of the Conveyances, the unpaid May 2020 Payment amount due and owing to the Trust has been accruing interest since May 15, 2020 at the rate of interest per annum publicly announced from time to time by The Bank of New York Mellon Trust Company, N.A. as its “prime rate” in effect at its principal office in New York City until paid to the Trust. The accrued interest from May 15, 2020 to December 31, 2020 was approximately $94,000. As of December 31, 2020, Avalon had not paid any of the May 2020 Quarterly Payment, or any interest accrued thereon through such date, to the Trust.

Sale of Assets by Avalon to Montare. On October 12, 2020, Montare and Avalon entered into a Purchase and Sale Agreement, effective as of September 1, 2020, whereby Avalon sold wells and related assets associated with certain Underlying Properties to Montare, unburdened by the applicable portion of the Royalty Interests held by the Trust, for approximately $4.9 million in accordance with Avalon’s contractual rights set forth in the Trust Agreement and the Conveyances (the “Montare Sale”). Prior to the Montare Sale, Avalon engaged an independent petroleum engineering firm to determine the fair value of substantially all wells burdened by the Trust’s Royalty Interests (the “Trust Wells”). A copy of the independent petroleum engineering firm’s valuation report has been provided to the Trustee. Avalon informed the Trustee that Avalon then sold to Montare those Trust Wells having a collective value of approximately $4.9 million, retaining ownership of the 65 most valuable Trust Wells burdened by Royalty Interests. The wells sold to Montare include 483 shut-in wells and 338 other wells with negative present value and 428 wells with positive present value. The wells sold to Montare represented approximately 76% of production attributable to the Trust's Royalty Interests for the month ended May 31, 2020 (the most recent month prior to the sale for which production data was available). The Royalty Interests released by the Trust in connection with the Montare Sale represented approximately 32% of the fair value of the Royalty Interests at September 1, 2020.

As previously reported by the Trust in its Form 8-K filed October 14, 2020, Avalon notified the Trust of the Montare Sale on October 13, 2020. As required by the terms of the Trust Agreement, an officer of Avalon certified to the Trust that (i) the gross purchase price received by Avalon for the sale of the specified Trust Wells was less than $5 million and (ii) the cash proceeds received by the Trust in respect of the Royalty Interests to be released in connection with such sale represents Fair Value (as defined in the Trust Agreement) to the Trust for such Royalty Interests. The Montare Sale was completed on October 13, 2020, and all of the approximately $4.9 million of proceeds that Avalon received from such sale were paid to the Trust as fair value for the Royalty Interests required to be released by the Trustee in connection with the Montare Sale in accordance with Section 3.02 of the Trust Agreement. On February 26, 2021, the Trust distributed net sales proceeds of approximately $3.9 million, which represented the amount paid to the Trust by Avalon as fair value for the Royalty Interests required to be released less approximately $884,000 withheld by the Trustee toward its targeted cash reserve, to Trust unitholders in accordance with the terms of the Conveyances granting the Royalty Interests to the Trust. As provided in the Trust Agreement, the sales proceeds of approximately $4.9 million received by the Trust from Avalon is not included in the calculation of the cash available for distribution from royalty payments by Avalon and, therefore, did not affect the timing of the dissolution of the Trust.

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

Unaudited Pro Forma Information

The unaudited proforma statements of distributable income for the twelve months ended December 31, 2019 and 2020 have each been prepared with the assumption that the Montare Sale occurred effective January 1, 2019 (for production periods starting September 1, 2018).

The unaudited proforma financial information does not purport to be indicative of the results of operations or the financial condition which would have actually resulted if the Montare Sale actually occurred on the dates presented or to project the Trust’s result of operations or financial position for any future period. The unaudited proforma financial information is not predictive of future results of operations or financial condition of the Trust, as the Trust’s future results of operation and financial condition may differ significantly from the proforma amounts reflected herein due to a variety of factors.

	Twelve Months Ended
	December 31,
	2020	2019

	(In thousands)
Total revenues	2,205	8,762
Distributable income available to unitholders	1,834	4,530

The above transactions assume the proceeds on the sale of Trust assets of $4,874,000 were received in 2019.

Early Termination of the Trust; Sale of Trust Assets. The Trust Agreement requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million. Cash available for distribution for the four consecutive quarters ended December 31, 2020, on a cumulative basis, totaled approximately $2.4 million, due in part to Avalon’s inability to make the May 2020 Quarterly Payment to the Trust. Because Avalon’s inability to make the May 2020 Quarterly Payment contributed to the insufficient cumulative cash available for distribution over the four-quarter period, the Trustee and Avalon submitted to an arbitration panel, in accordance with the Trust Agreement, the question of whether the Trust nonetheless remains required to dissolve following the end of that period. On February 25, 2021, the arbitration panel determined that the existence of the unpaid May 2020 Quarterly Payment does not alter the requirement of the Trust to terminate under the provisions of the Trust Agreement. As a result, the Trust was required to dissolve and commence winding up beginning as of the close of business on February 26, 2021, which raises substantial doubt regarding the Trust's ability to continue as a going concern within one year from the issuance of these financial statements.

Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. The sale process will involve costs that will reduce the amounts of any distributions to Trust unitholders during the winding up period. As required by the Trust Agreement, the Trustee has engaged a third-party advisor to assist with the marketing and sale of the Royalty Interests. As provided in the Trust Agreement, Avalon has a right of first refusal with respect to any sale of Royalty Interests to a third party. The Trustee expects to complete the sale of the Royalty Interests by the end of the third quarter of 2021 and distribute the net proceeds of the sale to the Trust unitholders on the following quarterly payment date, and the Trust units are expected to be canceled shortly thereafter. Pending the sale or sales of the Royalty Interests, and subject to the effective date and other terms of such sale or sales, the Trust anticipates that it will continue to receive income, if any, attributable to the Royalty Interests and will continue to make quarterly distributions to Trust unitholders to the extent there is available cash after payment of Trust expenses and additions to cash reserves. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

3. Significant Accounting Policies

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest, which is determined using either a market-based or income-based approach, depending on which is deemed more relevant in the circumstances. The income-based approach uses future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a relevant market participant discount rate. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and future production volumes, which are derived from estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. During the year ended December 31, 2020, due to the decline in oil and gas prices, the Trust recorded impairments in the carrying value of the Investment in Royalty Interests in aggregate of $83.5 million, of which, $77.1 million related to the first quarter ended March 31, 2020, and $6.4 million related to the third quarter ended September 30, 2020. The impairments resulted in non-cash charges to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the Investment in Royalty Interests during 2019. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust's distributable income. See “Risks and Uncertainties” in Note 6 below for further discussion.

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

F-8

4. Income Taxes; Property Taxes

The Trust is treated as a partnership for federal and applicable state income tax purposes. For U.S. federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership is typically treated in the same manner as it is for U.S. federal income tax purposes. However, the Trust’s activities result in the Trust having nexus in Texas and, therefore, make it subject to Texas franchise tax. Texas franchise tax is treated as an income tax for financial statement purposes. The Trust is required to pay Texas franchise tax each year at a maximum effective rate (subject to changes in the statutory rate) of 0.525% of its gross income, all of which is realized from activities in Texas. The Trust records Texas franchise tax when paid. The Trust paid its 2019 Texas franchise tax of approximately $0.1 million during the year ended December 31, 2020. The Trust paid its 2018 Texas franchise tax of approximately $0.1 million during the year ended December 31, 2019. The Trust expects to pay its estimated 2020 Texas franchise tax liability of approximately $0.1 million during the year ending December 31, 2021. Further, the Trust’s tax years 2016 to present remain open for examination with respect to Texas franchise tax.

The Trust records Texas property taxes when paid. The Trust paid its 2020 property taxes of approximately $1.3 million in December 2020. Due to timing issues, the Trust did not make any property tax payments during the year ended December 31, 2019, as it paid its 2019 property taxes of approximately $1.7 million in January 2020.

5. Distributions to Unitholders

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

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid	Distribution Per Common Unit
				(in millions)
Calendar Quarter 2020
First Quarter	September 1, 2019 - November 30, 2019	January 23, 2020	February 28, 2020	$4.2	$0.080
Second Quarter (1)	December 1, 2018 - February 29, 2020	April 23, 2020	N/A	—	—
Third Quarter	March 1, 2020 - May 31, 2020	July 23, 2020	August 31, 2020	$0.6	$0.012
Fourth Quarter	June 1, 2020 - August 31, 2020	October 22, 2020	November 25, 2020	$1.7	$0.033

Calendar Quarter 2019
First Quarter	September 1, 2018 - November 30, 2018	January 24, 2019	February 22, 2019	$5.0	$0.095
Second Quarter	December 1, 2018 - February 28, 2019	April 25, 2019	May 24, 2019	$3.7	$0.071
Third Quarter	March 1, 2019 - May 31, 2019	July 24, 2019	August 23, 2019	$4.7	$0.089
Fourth Quarter	June 1, 2019 - August 31, 2019	October 24, 2019	November 24, 2019	$3.8	$0.073

(1) Avalon did not make a distribution of revenue to the Trust for the production period from December 1, 2019 to February 29, 2020.

The May 2020 Quarterly Payment. In April 2020, Avalon informed the Trustee that Avalon had been using its commercially reasonable efforts to preserve the oil and gas leases burdened by the Royalty Interests so that in the future, assuming that oil prices returned to a profitable level, the Trust would still hold its Royalty Interests, and Trust unitholders might have the opportunity to receive future quarterly distributions. Avalon also informed the Trustee that it believed that continuing production from those Trust Wells required to preserve such leases was preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Trust Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Trust Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties was insufficient to cover all such costs. Avalon had anticipated that revenues from production during the quarterly production period commencing March 1, 2020 would be sufficient to fund the quarterly payment to the Trust for the quarter ended March 31, 2020 in the amount of approximately $4.65 million (the “May 2020 Quarterly Payment”); however, revenues from production during that quarterly production period were insufficient to generate the cash needed to make the May 2020 Quarterly Payment to the Trust due to the sharp drop in crude oil prices during the first quarter of 2020. Consequently, the Trustee was unable to make any quarterly distribution to unitholders at the end of May 2020. In accordance with Section 5.02 of the Conveyances, the unpaid May 2020 Payment amount due and owing to the Trust has been accruing interest since May 15, 2020 at the rate of interest per annum publicly announced from time to time by The Bank of New York Mellon Trust Company, N.A. as its “prime rate” in effect at its principal office in New York City until paid to the Trust. The accrued interest from May 15, 2020 to December 31, 2020 was approximately $94,000. As of December 31, 2020, Avalon had not paid any of the May 2020 Quarterly Payment, or any interest accrued thereon through such date, to the Trust. Avalon has informed the Trustee that Avalon intends to make the May 2020 Quarterly Payment to the Trust, with interest in accordance with the Conveyances, when funds are available to do so. See “Repayment Agreement” in Note 9. “Subsequent Events” for a discussion of the agreement between Avalon and the Trust for the payment of the May 2020 Quarterly Payment.

Subsequent 2020 Distributions to Unitholders. In April 2020, Avalon informed the Trustee that due to Avalon’s decision to prioritize the preservation of oil and gas leases burdened by the Royalty Interests, coupled with the sharp decline in oil and gas prices since the beginning of 2020, as discussed elsewhere in this Quarterly Report, at that time Avalon did not believe it would be able to generate sufficient cash for quarterly payments to the Trust for the foreseeable future. However, with the partial recovery of crude oil prices since the end of April 2020 and with increased cost-cutting efforts, Avalon was able to make a payment of approximately $1.7 million to the Trust for the three-month period ended June 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from March 1, 2020 to May 31, 2020), and the Trust made a quarterly distribution to Trust unitholders of $652,000 for that period. Avalon was also able to make a payment of approximately $2.7 million to the Trust for the three-month period ended September 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from June 1, 2020 to August 31, 2020), and the Trust made a quarterly distribution to Trust unitholders of approximately $1.7 million for that period. See “Distribution to Unitholders” in Note 9. “Subsequent Events” for a discussion of the quarterly distribution made to Trust unitholders in February 2021. In addition, see Note 2. “Early Termination of the Trust and Going Concern” for a discussion of the early termination of the Trust in February 2021.

6. Commitments and Contingencies

Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If Avalon loans funds pursuant to this commitment, unless Avalon agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party. No such loan from Avalon was outstanding at December 31, 2020 or 2019.

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

7. Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee, which prior to 2017 was $150,000. The annual administrative fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the years ended December 31, 2020 and 2019 totaled approximately $161,000 and $158,000, respectively.

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

Administrative Services Agreement.  The Trust is party to an Administrative Services Agreement with Avalon (as the assignee of SandRidge) that obligates the Trust to pay Avalon an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by Avalon on behalf of the Trust. For its services under the Administrative Services Agreement, Avalon receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. Avalon is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the Administrative Services Agreement. The Administrative Services Agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by Avalon, the date that either Avalon or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of Avalon and (iv) a date mutually agreed by Avalon and the Trustee. During the year ended December 31, 2020, the Trust paid administrative fees in the amount of $300,000 to Avalon. During the year ended December 31, 2019 the Trust paid administrative fees in the amount of $75,000 to SandRidge, as provided under the Transition Services Agreement between SandRidge and Avalon, and $225,000 to Avalon.

8. Major Customers

For the years ended December 31, 2020 and 2019, sales of production attributable to the Royalty Interests exceeding 10% of the Trust’s total revenues were made to the following oil or natural gas purchasers:

	Sales	% of Revenue
	(in thousands)
2020
Ace Energy Solutions	$9,188	94.9%

2019
Enterprise Crude Oil LLC	$17,063	81.2%
ConocoPhillips Company	$3,951	18.8%

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

9. Subsequent Events

Distribution to Unitholders. On January 28, 2021, the Trust announced a distribution of approximately $3.9 million, or $0.075 per unit, reflecting the fair value received by the Trust, less cash reserves withheld by the Trust as described below, for the portion of the Trust’s Royalty Interests required to be released upon the sale by Avalon of a portion of the Underlying Properties to Montare on October 13, 2020. The distribution occurred on or about February 26, 2021 to holders of record as of the close of business on February 12, 2021. The Trust also announced that there would be no cash distribution paid for the three-month period ended December 31, 2020 (with respect to production attributable to the Trust’s Royalty Interests from September 1, 2020 to November 30, 2020) as costs, charges and expenses attributable to the Underlying Properties were more than the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties, as reported by Avalon. Distributable income for the period would have been zero without the proceeds reflecting the fair value received by the Trust for the portion of the Trust’s Royalty Interests required to be released upon the sale by Avalon of a portion of the Underlying Properties to Montare. Distributable income from production for the three-month period from September 1, 2020 to November 30, 2020 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Proceeds from sale of Trust assets(1)	$4,874
Royalty income	665
Total revenues	5,539
Expenses
Post-production expenses	1
Production taxes	32
Cash reserves withheld by Trustee(2)	686
Total expenses	719
Distributable income	$4,820
Additional cash reserve(3)	884
Distributable income available to unitholders	$3,936
Distributable income per unit (52,500,000 units issued and outstanding)	$0.075

(1) Cash received October 2020.

(2) Includes amounts withheld for payment of future Trust administrative expenses.

(3) Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee has withheld the greater of $190,000 or 3.5% of the funds otherwise available for distribution to Trust unitholders each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of approximately $3,275,000. In light of the fact that there would be no distribution from production for the three-month period ended December 31, 2020 (with respect to production attributable to the Trust’s royalty interests from September 1, 2020 to November 30, 2020), the Trustee elected to withhold approximately $884,000, the remaining amount needed to reach its targeted cash reserve, in connection with the distribution made in February 2021. Cash held in reserve will be invested as required by the Trust Agreement.  Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities of the Trust eventually will be distributed to unitholders, together with interest earned on the funds. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to Trust unitholders.

Dissolution of the Trust. Cash available for distribution for the four consecutive quarters ended December 31, 2020, on a cumulative basis, totaled approximately $2.4 million, due in part to Avalon’s inability to make the May 2020 Quarterly Payment to the Trust. As a result, the Trust was required to dissolve and commence winding up beginning as of the close of business on February 26, 2021. See “Early Termination of the Trust; Sale of Trust Assets. ” in Note 2 above for further discussion.

Repayment Agreement. On March 1, 2021, the Trust and Avalon entered into a repayment agreement setting forth the terms by which Avalon has agreed to pay the May 2020 Quarterly Payment to the Trust, together with accrued interest (the “Repayment Agreement”). Beginning with the quarterly distribution paid to Trust unitholders on or about February 26, 2021 (the “February Distribution”), Avalon will apply towards the payment of the May 2020 Quarterly Payment the full amount of each quarterly cash distribution, if any, to which Avalon, as a unitholder of the Trust, is entitled (each such cash distribution, a “Company Distribution Amount”), until the May 2020 Quarterly Payment, together with accrued interest, has been paid in full to the Trust, subject to any obligations Avalon may have to repay the WaFed Loan that are not waived as provided in the Repayment Agreement. Promptly upon receipt, Avalon deposited the $984,375 received as its portion of the February Distribution into a repayment account established by the Trustee on behalf of the Trust (the “Repayment Account”) pursuant to the terms of the Repayment Agreement. Avalon will deposit each additional Company Distribution Amount into the Repayment Account promptly, but in no event later than the next business day, after the Company’s receipt of any such Company Distribution Amount.

The Repayment Agreement also provides that if any third party agrees to acquire Avalon, whether pursuant to a merger, consolidation, purchase of all or substantially all of the assets of Avalon, or other similar transaction or series of transactions (an “Avalon Sale Transaction”), then, subject to any obligations Avalon may have to repay the WaFed Loan in connection with any such transaction that are not waived as provided in the Repayment Agreement, Avalon will pay to the Trust from cash received in an Avalon Sale Transaction an amount equal to (i) the difference between (A) the aggregate amounts deposited in the Repayment Account pursuant to the Agreement at the time the Avalon Sale Transaction is consummated and (B) the then outstanding balance of the May 2020 Quarterly Payment together with all accrued and unpaid interest thereon to the date of payment of such outstanding balance (the “Balance Amount”) or (ii) where the amount of cash received in the Avalon Sale Transaction is less than the Balance Amount, all of the cash received in the Avalon Sale Transaction. Avalon agrees that it will pay such amount to the Trust promptly, but in no event later than the next business day, after the closing of any such Avalon Sale Transaction. If Avalon is unable to pay the Balance Amount in full upon the closing of an Avalon Sale Transaction, Avalon has agreed, subject to any obligations Avalon may have to repay the WaFed Loan in connection with any such transaction that are not waived as provided in the Repayment Agreement, to pledge to the Trust, to secure the payment of the outstanding portion of the Balance Amount, any non-cash consideration that Avalon receives from such Avalon Sale Transaction or similar transaction.

10. Supplemental Information on Oil and Natural Gas Producing Activities (Unaudited)

The following supplemental information includes capitalized costs related to oil and natural gas producing activities; costs incurred in oil and natural gas property acquisition, exploration and development; and the results of operations for oil and natural gas producing activities. Supplemental information is also provided for oil, natural gas and NGL production and average sales prices; the estimated quantities of proved oil, natural gas and NGL reserves; the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves; and a summary of the changes in the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves. This supplemental information was prepared on an accrual basis, which is the basis upon which Avalon, Sandridge, and the Underlying Properties maintained their records and is different from the modified cash basis on which the Trust’s financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31, 2020
		For the period
	Modified Cash Basis(1)	September 1, 2019 to December 31, 2019	December 1, 2019 to February 29, 2020	September 1, 2020 to December 31, 2020	Accrual Basis (2)
Production Data (Unaudited)
Oil (MBbls)	241.1	(123.4)	86.1	22.0	225.8
NGL (MBbls)	28.7	(12.8)	9.3	2.3	27.5
Natural Gas (MMcf)	106.7	(48.7)	34.7	7.9	100.5
Combined equivalent volumes (MBoe)(3)	287.6	(144.3)	101.2	25.6	270.1

Royalty Income (in thousands)	$9,685	$(7,087)	4,904	$884	$8,386
Expenses (in thousands):
Post-production costs	33	(20)	22	2	37
Property taxes	2,979	(1,719)	—	43	1,303
Production taxes	465	(338)	228	42	397
	$6,208	$(5,010)	4,654	$797	$6,649

	Year Ended December 31, 2019
		For the period
	Modified Cash Basis(4)	September 1, 2018 to December 31, 2018	September 1, 2019 to December 31, 2019	Accrual Basis (2)
Production Data (Unaudited)
Oil (MBbls)	422.0	(146.1)	138.7	415.0
NGL (MBbls)	57.0	(21.2)	13.8	49.6
Natural Gas (MMcf)	181.2	(67.2)	48.2	162.2
Combined equivalent volumes (MBoe)(3)	509.2	(178.5)	160.6	491.3

Royalty Income (in thousands)	$22,374	$(7,887)	$7,109	$21,596
Expenses (in thousands):
Post-production costs	50	2	2	54
Property taxes	—	(43)	1,719	1,676
Production taxes	1,061	(375)	335	1,021
	$21,263	$(7,471)	$5,053	$18,845

(1) Production volumes attributable to the Royalty Interests and related revenues and expenses included in Avalon’s net revenue distributions to the trust represents production from September 1, 2019 to August 31, 2020.

(2) Production volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis for the years ended December 31, 2020 and 2019 respectively.

(3) Barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, which approximates the relative energy content of oil as compared to natural gas.

(4) Production volumes attributable to the Royalty Interests and related revenues and expenses included in SandRidge’s 2019 net revenue distributions to the Trust represents production from September 1, 2018 to August 31, 2019.

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Trust’s capitalized costs consisted of the following (in thousands):

	December 31,
	2020	2019
Investment in royalty interests
Proved(1)	$154,628	$549,831
Unproved	—	—
Total investment in royalty interests	154,628	549,831
Less accumulated amortization and impairment	(144,514)	(447,373)
Net investment in royalty interests	$10,114	$102,458

(1) Royalty Interests conveyed to the Trust by Avalon were in proved properties only.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

The Trust is not responsible for any costs incurred related to the Underlying Properties. As such, the Trust did not incur any costs in the exploration or development of oil and natural gas properties during the years ended December 31, 2020 or 2019.

Results of Operations for Oil and Natural Gas Producing Activities (Unaudited)

The Trust’s results of operations from oil and natural gas producing activities for each of the years ended 2020 and 2019 are shown in the following table (in thousands):

	December 31, (1)
	2020	2019
Revenues	$8,405	$21,663
Expenses(2)
Post-production costs	37	54
Property taxes	1,303	1,676
Production taxes	397	1,021
Amortization expense(3)	3,995	10,399
Income before income taxes	2,673	8,513
Income taxes(4)	14	36
Results of operations for oil and natural gas producing activities (excluding general and administrative costs of the Trust)	$2,659	$8,477

(1)  Revenues and post-production costs attributable to volumes produced from January 1 to December 31 of the respective year, regardless of whether proceeds from the sale of production have been remitted to the Trust by Avalon and SandRidge, respectively.

(2)  The Trust does not bear any well operating costs.

(3)  Amortization is recorded by the Trust as volumes are produced and does not reduce distributable income, but rather, is recorded directly to trust corpus. Non-cash impairment of $83.5 million recorded during 2020 was charged to trust corpus and did not affect the Trust’s distributable income.

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

Based on its review of the estimates of proved reserves made by the independent petroleum engineers, Avalon has advised the Trustee that the geoscience and engineering data examined provides reasonable assurance that the proved reserves are economically producible in future years from known reservoirs, and under existing economic conditions, operating methods and governmental regulations. Estimates of proved reserves are subject to change, either positively or negatively, as additional information is available and contractual and economic conditions change.

The table below represents the estimate of proved reserves attributable to the Trust’s net interest in oil and natural gas properties, all of which are located in the continental United States, based upon the evaluation by the Trustee and its independent petroleum engineers of pertinent geoscience and engineering data in accordance with the SEC’s regulations. Estimates of the Trust’s proved reserves have been prepared by independent reservoir engineers and geoscience professionals and are reviewed by members of Avalon’s senior management with professional training in petroleum engineering to ensure that rigorous professional standards and the reserve definitions prescribed by the SEC are consistently applied.

The summary below presents changes in the Trust’s estimated reserves during the years ended December 31, 2020 and 2019.

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)(1)
Proved developed and undeveloped reserves
As of December 31, 2018	4,567.5	691.8	2,163.8
Revisions of previous estimates	(233.8)	(230.7)	(642.5)
Extensions and discoveries	—	—	—
Production(2)	(415.0)	(49.6)	(162.2)
As of December 31, 2019	3,918.7	411.5	1,359.1
Revisions of previous estimates	(97.7)	(14.8)	(30.7)
Sales of reserves in place	(2,800.3)	(296.3)	(968.2)
Production(2)	(225.8)	(27.5)	(100.5)
As of December 31, 2020	794.9	72.9	259.7

Proved developed reserves(3)
As of December 31, 2019	3,918.7	411.5	1,359.1
As of December 31, 2020	794.9	72.9	259.7
Proved undeveloped reserves(3)
As of December 31, 2019	—	—	—
As of December 31, 2020	—	—	—

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

The Trust recognized a large net reduction to reserves during 2020 associated with proved properties of as a result of the sale by Avalon of wells and related assets to Montare. The Trust recognized net reductions to reserves associated with proved properties of approximately 571.6 MBoe as a result of pricing during 2019.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The assumptions underlying the computation of the standardized measure of discounted cash flows are summarized as follows:

•	the standardized measure includes estimates of proved oil, natural gas and NGL reserves and projected future production volumes based upon economic conditions;

•	pricing is applied based upon 12-month average market prices at December 31, 2020 and 2019. The calculated weighted average per unit prices for the Trust’s proved reserves and future net revenues were as follows;

	December 31,
	2020	2019
Oil (per barrel)	$36.82	$51.58
NGL (per barrel)	$14.63	$19.55
Natural Gas (per Mcf)	$0.74	$0.88

•	a discount factor of 10% per year is applied annually to the future net cash flows; and

•	future income tax expenses are computed based upon the estimated effective state income tax rates of 0.1655%. The Trust is not required to pay federal income taxes.

The summary below presents the Trust’s future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure in ASC Topic 932 (in thousands).

	As of December 31,
	2020	2019
Future cash inflows from production	$30,527	$211,362
Future production costs(1)	(2,372)	(16,434)
Future income taxes	(51)	(350)
Undiscounted future net cash flows	28,105	194,578
10% annual discount	(14,707)	(90,764)
Standardized measure of discounted future net cash flows	$13,398	$103,814

(1) Includes the Trust’s proportionate share of production taxes and post-production costs. The Trust does not bear any development or operational costs related to wells.

The following table represents the Trust’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

Present value as of December 31, 2018	$135,487
Revenues less post-production and other costs	(18,843)
Net changes in prices, production and other costs	(18,032)
Revisions of previous quantity estimates	(10,641)
Accretion of discount	12,396
Net changes in income taxes	57
Timing differences and other(1)	3,390
Net change for the year	(31,673)
Present value as of December 31, 2019	$103,814
Revenues less post-production and other costs	(6,649)
Net changes in prices, production and other costs	(30,607)
Revisions of previous quantity estimates	(1,947)
Accretion of discount	9,478
Net changes in income taxes	163
Sales of reserves in place	(47,372)
Timing differences and other(1)	(13,482)
Net change for the year	(90,416)
Present value as of December 31, 2020	$13,398

(1) Changes in timing differences and other are related to revisions in the estimated timing of production and, as applicable, development.