Form 10-Q
period 2021-03-31
SandRidge Permian Trust
filed 2021-05-14
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 12, 2021, 52,500,000 Common Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended March 31, 2021

All references to “we,” “us,” “our,” or the “Trust” refer to SandRidge Permian Trust. References to “SandRidge” refer to SandRidge Energy, Inc., and where the context requires, its subsidiaries. References to “Avalon” refer to Avalon Energy, LLC, and where the context requires, its affiliates.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” about the Trust, Avalon and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere in this Quarterly Report regarding the Trust’s or Avalon’s plans and objectives for future operations, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Trust has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions made by the Trust in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Trust’s expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”), which could affect the future results of the energy industry in general, and the Trust and Avalon in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Avalon’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,874	$7,216
Investment in royalty interests	154,628	154,628
Less: accumulated amortization and impairment	(144,649)	(144,514)
Net investment in royalty interests	9,979	10,114
Total assets	$13,853	$17,330
TRUST CORPUS
Trust corpus, 52,500,000 units issued and outstanding at March 31, 2021 and December 31, 2020	$13,853	$17,330

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

(In thousands, except per unit data)

	Three Months Ended March 31,
	2021	2020
Revenues
Royalty income	$666	$5,289
Total revenues	666	5,289
Expenses
Post-production expenses	1	15
Property taxes	(343)	1,676
Production taxes	32	254
Trust administrative expenses	380	708
Cash reserves withheld (used) for current Trust expenses, net of amounts used (withheld)	1,534	(1,574)
Total expenses	1,604	1,079
Proceeds from sale of Trust assets	4,874	—
Distributable income available to unitholders	$3,936	$4,210
Distributable income per unit (52,500,000 units issued and outstanding)	$0.075	$0.080

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Trust corpus, beginning of period	$17,330	$107,156
Amortization of investment in royalty interests	(135)	(2,265)
Impairment of investment in royalty interests	—	(77,094)
Proceeds from sale of Trust assets	(4,874)	—
Net cash reserves withheld	1,534	(1,574)
Distributable income	3,936	4,210
Distributions paid to unitholders	(3,938)	(4,200)
Trust corpus, end of period	$13,853	$26,233

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

The Trust holds overriding royalty interests (the “Royalty Interests”) conveyed by SandRidge from its interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering and sale of 34,500,000 Trust common units (“Trust units”) in August 2011 pursuant to the terms set forth in conveyancing documents effective April 1, 2011 (the “Conveyances”). As consideration for conveyance of the Royalty Interests, the Trust remitted the net proceeds of the offering, along with 4,875,000 Trust units and 13,125,000 unregistered subordinated units of the Trust (“subordinated units”), to certain wholly-owned subsidiaries of SandRidge.

Pursuant to a development agreement between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, 888 development wells within an area of mutual interest located in Andrews County, Texas by March 31, 2016. SandRidge fulfilled this obligation in November 2014. As no additional development wells will be drilled, the production attributable to the Trust’s Royalty Interests is expected to decline each quarter during the remainder of the Trust’s existence. As a result of SandRidge fulfilling its drilling obligation, in accordance with the terms of the Trust Agreement, the subordinated units were converted to Trust units in January 2016. At October 31, 2018, SandRidge owned 13,125,000 Trust units, or 25% of all Trust units.

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its outstanding Trust units (the “Sale Transaction”) to Avalon Energy, LLC, a Texas limited liability company (“Avalon”). The Conveyances permitted SandRidge to sell all or any part of its interest in the Underlying Properties, where the Underlying Properties were sold subject to and burdened by the Royalty Interests. In connection with the Sale Transaction, Avalon and its affiliates assumed all of SandRidge’s obligations under the Conveyances, the Trust Agreement and the administrative services agreement between SandRidge and the Trust (the “Administrative Services Agreement”) pursuant to which SandRidge and Avalon have provided accounting, tax preparation, bookkeeping and informational services to the Trust. In addition, SandRidge assigned its rights under the registration rights agreement between SandRidge and the Trust to Avalon. As of March 31, 2021, Avalon owns 13,125,000 Trust units, or 25% of all Trust units.

In connection with the Sale Transaction, Avalon obtained a revolving line of credit from Washington Federal Bank, National Association, formerly Washington Federal, National Association (“WaFed”), pursuant to the terms of a Loan Agreement and related security documents (the “WaFed Loan”). Avalon used the proceeds of the WaFed Loan to fund a portion of the purchase price for the interests in the Underlying Properties and Trust units acquired in the Sale Transaction. The WaFed Loan is secured by a first lien mortgage on Avalon’s interest in the Underlying Properties and a pledge of the Avalon Trust units (the “WaFed Collateral”). The Royalty Interests are not part of the WaFed Collateral.

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

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property taxes and Texas franchise taxes, and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each calendar quarter. Due to the timing of the payment of production proceeds to the Trust attributable to the Royalty Interests, each distribution covers production for a three-month calendar period consisting of the first two months of the most recently ended calendar quarter and the final month of the previous calendar quarter.

2. Early Termination of the Trust and Going Concern

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed under “The May 2020 Quarterly Payment” below, during April 2020, as a result of increased production costs necessary to operate the Underlying Properties, coupled with the sharp decline in oil prices since the beginning of 2020, Avalon informed the Trustee that Avalon would be unable to pay on a timely basis the quarterly distribution amount it owed to the Trust for the three-month period ended March 31, 2020 and believed it would be unable to generate sufficient cash for quarterly payments to the Trust for the foreseeable future (based on then current oil and gas prices). As a result of improving oil prices, the Trust was able to make quarterly distributions for the three-month periods ended June 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from March 1, 2020 to May 31, 2020) and September 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from June 1, 2020 to August 31, 2020) of approximately $652,000 and $1,732,000. There was no distribution for the three-month period ended December 31, 2020 (which relates to production attributable to the Royalty Interests from September 1, 2020 to November 30, 2020) as costs, charges and expenses attributable to the Underlying Properties exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from the Underlying Properties. Although the Trust has announced a quarterly distribution for the three-month period ended March 31, 2021 (which relates in part to production attributable to the Royalty Interests from December 1, 2020 to February 28, 2021) of approximately $1,470,000 (of which approximately $143,000 relates to production), expected to be paid as a part of the distribution to be made on or before May 28, 2021 (the “May Distribution”), there is no assurance that Avalon will be able to make payments to the Trust attributable to the Royalty Interests in subsequent calendar quarters or pay the quarterly payment amount it owes the Trust for the three-month period ended March 31, 2020 as discussed in Note 4 below.

Avalon’s Financial Condition. As previously reported in the Trust’s Form 8-K filed on April 23, 2020, Avalon informed the Trustee that during 2019, Avalon repaired 29 producing Trust Wells (although not required to do so under the terms of the Conveyances) in an effort to increase production. Avalon reported that the working capital expended in this effort, combined with higher-than-expected lease operating expenses (“LOE”) and declining oil prices, contributed to an operating loss for Avalon in 2019 and 2020. Despite Avalon’s efforts to reduce LOE (including shutting in some oil and gas wells subject to the Royalty Interests (“Trust Wells”) that were not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances, alternating production to reduce electrical and other field operating costs, and staff lay-offs). Furthermore, Avalon informed the Trustee that it was likely to shut in additional Trust Wells, to further reduce LOE. The reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and the dramatic reduction from mid-February to late April 2020 in the benchmark price of crude oil has had a further negative impact on Avalon’s financial condition resulting in Avalon shutting in additional non-economic Trust Wells (which were not necessary to hold the leasehold interests burdened by the Trust’s Royalty Interests). Avalon shut in 139 Trust Wells and 114 Trust Wells during the twelve-month periods ended December 31, 2019 and 2020, respectively. No Trust Wells were shut in during the three-month period ended March 31, 2021.

Given Avalon’s financial condition, in early 2020 the Board of Managers of Avalon decided to explore strategic alternatives with respect to its assets, including the Underlying Properties and the Avalon Trust units. After a number of discussions regarding a possible transaction with potential strategic partners during the first half of 2020, on July 30, 2020, Avalon entered into a letter agreement with Montare Resources I, LLC, a Texas limited liability company (“Montare”), agreeing to negotiate exclusively with Montare regarding a possible sale of Avalon assets, including the Underlying Properties, to Montare and supporting Montare in any transaction negotiated with the Trust with respect to the acquisition of all Trust units not owned by Montare. On the same date, Avalon and WaFed entered into an amendment to the WaFed Loan that extended the date on which Avalon was obligated to provide a reserve report to WaFed (regarding the redetermination of the borrowing base) to September 15, 2020 and required Avalon to pay off the WaFed Loan by October 15, 2020. In addition, WaFed and Montare entered into a Participation Agreement with respect to the WaFed Loan whereby Montare purchased an undivided participation interest in the WaFed Loan and has the right to purchase the WaFed Loan in the event Avalon does not meet the conditions of the amended WaFed Loan. As a result of its operating loss in 2020 and 2019, Avalon’s independent public accounting firm included a going concern qualification in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2020.

The May 2020 Quarterly Payment. In April 2020, Avalon also informed the Trustee that Avalon had been using its commercially reasonable efforts to preserve the oil and gas leases burdened by the Royalty Interests so that in the future, assuming that oil prices returned to a profitable level, the Trust would still hold its Royalty Interests, and Trust unitholders might have the opportunity to receive future quarterly distributions. Avalon also informed the Trustee that it believed that continuing production from those Trust Wells required to preserve such leases was preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Trust Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Trust Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties was insufficient to cover all such costs. Avalon had anticipated that revenues from production during the quarterly production period commencing March 1, 2020 would be sufficient to fund the quarterly payment to the Trust for the quarter ended March 31, 2020 in the amount of approximately $4.65 million (the “May 2020 Quarterly Payment”); however, revenues from production during that quarterly production period were insufficient to generate the cash needed to make the May 2020 Quarterly Payment to the Trust due to the sharp drop in crude oil prices during the first quarter of 2020. Consequently, the Trustee was unable to make any quarterly distribution to unitholders at the end of May 2020. In accordance with Section 5.02 of the Conveyances, the unpaid May 2020 Payment amount due and owing to the Trust has been accruing interest since May 15, 2020 at the rate of interest per annum publicly announced from time to time by The Bank of New York Mellon Trust Company, N.A. as its “prime rate” in effect at its principal office in New York City until paid to the Trust. The accrued interest from May 15, 2020 to March 31, 2021 was approximately $129,500.

On March 1, 2021, as previously disclosed, the Trust and Avalon entered into a repayment agreement setting forth the terms by which Avalon has agreed to pay the May 2020 Quarterly Payment to the Trust, together with accrued interest (the “Repayment Agreement”). Please see “Note 4 – Distributions and Unitholders” below for an explanation of the terms of the Repayment Agreement.

Sale of Assets by Avalon to Montare. On August 26, 2020, Montare, Avalon and certain of their respective affiliates entered into a Contribution and Support Agreement, pursuant to which Avalon, among other things, (i) agreed, subject to certain conditions, to contribute all of the assets held by Avalon and its affiliates, including the Underlying Properties and the Avalon Trust units, to Montare in exchange for interests in Montare or an affiliate thereof (the “Contribution Transaction”), (ii) agreed to support Montare’s acquisition of all of the issued and outstanding Trust units not owned by Avalon by means of a transaction with the Trust or as otherwise determined by Montare in its sole discretion (the “Montare Transaction”), and any related actions taken by Montare with respect to the Montare Transaction, including by exercising any of Avalon’s rights under the Trust Agreement, (iii) granted exclusivity and an irrevocable proxy to Montare to vote all Trust units beneficially owned by Avalon in connection with the Montare Transaction, and (iv) to not take any action that, directly or indirectly, is detrimental to or hinders Montare’s ability to consummate the Montare Transaction. The consummation of the Contribution Transaction is subject to certain conditions, including Montare’s determination in its sole and absolute discretion that all conditions necessary for the consummation of the Montare Transaction have been satisfied or waived. After preliminary discussions between Montare and the Trust regarding the Montare Transaction ended (as previously reported by Avalon and Montare in Amendment No. 3 to their joint Schedule 13D filed on September 8, 2020 and by the Trust in its Form 8-K filed on September 8, 2020), Montare and Avalon amended the Contribution and Support Agreement effective October 12, 2020. As amended, the Contribution and Support Agreement contemplates a sale of Avalon assets having a value of less than $5.0 million, in accordance with the terms of the Trust Agreement, to Montare free from and unburdened by the applicable portion of the Royalty Interests held by the Trust.

On October 12, 2020, Montare and Avalon entered into a Purchase and Sale Agreement, effective as of September 1, 2020, whereby Avalon sold wells and related assets associated with certain Underlying Properties to Montare, unburdened by the applicable portion of the Royalty Interests held by the Trust, for approximately $4.9 million in accordance with Avalon’s contractual rights set forth in the Trust Agreement and the Conveyances (the “Montare Sale”). Prior to the Montare Sale, Avalon engaged an independent petroleum engineering firm to determine the fair value of substantially all wells burdened by the Trust’s Royalty Interests (the “Trust Wells”). A copy of the independent petroleum engineering firm’s valuation report has been provided to the Trustee. Avalon informed the Trustee that Avalon then sold to Montare those Trust Wells having a collective value of approximately $4.9 million, retaining ownership of the 65 most valuable Trust Wells burdened by Royalty Interests. The wells sold to Montare include 483 shut-in wells and 338 other wells with negative present value and 428 wells with positive present value. The wells sold to Montare represented approximately 76% of production attributable to the Trust’s Royalty Interests for the month ended May 31, 2020 (the most recent month prior to the sale for which production data was available). The Royalty Interests released by the Trust in connection with the Montare Sale represented approximately 32% of the fair value of the Royalty Interests at September 1, 2020.

As previously reported by the Trust in its Form 8-K filed October 14, 2020, Avalon notified the Trust of the Montare Sale on October 13, 2020. As required by the terms of the Trust Agreement, an officer of Avalon certified to the Trust that (i) the gross purchase price received by Avalon for the sale of the specified Trust Wells was less than $5 million and (ii) the cash proceeds received by the Trust in respect of the Royalty Interests required to be released in connection with such sale represents Fair Value (as defined in the Trust Agreement) to the Trust for such Royalty Interests. The Montare Sale was completed on October 13, 2020, and all of the approximately $4.9 million of proceeds that Avalon received from such sale were paid to the Trust as fair value for the Royalty Interests required to be released by the Trustee in connection with the Montare Sale in accordance with Section 3.02 of the Trust Agreement. On February 26, 2021, the Trust distributed net sales proceeds of approximately $3.9 million, which represented the amount paid to the Trust by Avalon as fair value for the Royalty Interests required to be released less approximately $884,000 withheld by the Trustee toward its targeted cash reserve, to Trust unitholders in accordance with the terms of the Conveyances granting the Royalty Interests to the Trust. As provided in the Trust Agreement, the sales proceeds of approximately $4.9 million received by the Trust from Avalon is not included in the calculation of the cash available for distribution from royalty payments by Avalon and, therefore, did not affect the timing of the dissolution of the Trust as discussed below under “—Liquidation of the Trust.”

On October 30, 2020, Avalon and WaFed entered into the third amendment to the WaFed Loan that (i) extends the date by which Avalon is required to provide a reserve report of an independent petroleum engineer to WaFed (regarding the redetermination of the WaFed Loan borrowing base) to April 15, 2021, (ii) requires Avalon to pay off the WaFed Loan by April 15, 2021, and (iii) provides a partial release of Trust Wells located on certain of the Underlying Properties in connection with the Montare Sale. In addition, WaFed and Montare modified the Participation Agreement, and Montare purchased an additional interest in the WaFed Loan.

Unaudited Pro Forma Information with Respect to Montare Sale. The unaudited pro forma statements of distributable income for the three months ended March 31, 2020 set forth below has been prepared with the assumption that the Montare Sale occurred effective January 1, 2019 (for production periods starting September 1, 2018). This unaudited pro forma financial information does not purport to be indicative of the results of operations or the financial condition which would have actually resulted if the Montare Sale actually occurred on the dates presented or to project the Trust’s result of operations or financial position for any future period. The unaudited pro forma financial information is not predictive of future results of operations or financial condition of the Trust, as the Trust’s future results of operation and financial condition may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Total revenues	$666	$1,166
Distributable income available to unitholders	$(938)	$1,697

The above table assumes the proceeds on the sale of Trust assets by Avalon to Montare of approximately $4.8 million were received in 2019.

Liquidation of the Trust. The Trust Agreement requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million. Cash available for distribution for the four consecutive quarters ended December 31, 2020, on a cumulative basis, totaled approximately $2.4 million, due in part to Avalon’s inability to make the May 2020 Quarterly Payment to the Trust. Because Avalon’s inability to make the May 2020 Quarterly Payment contributed to the insufficient cumulative cash available for distribution over the four-quarter period, the Trustee and Avalon submitted to an arbitration panel, in accordance with the Trust Agreement, the question of whether the Trust nonetheless remains required to dissolve following the end of that period. On February 25, 2021, the arbitration panel determined that the existence of the unpaid May 2020 Quarterly Payment does not alter the requirement of the Trust to terminate under the provisions of the Trust Agreement. As a result, the Trust was required to dissolve and commence winding up beginning as of the close of business on February 26, 2021, which raises substantial doubt regarding the Trust’s ability to continue as a going concern within one year from the issuance of these financial statements.

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

Pending the sale or sales of the Royalty Interests, and subject to the effective date and other terms of such sale or sales, the Trust will continue to distribute income, if any, received from Avalon attributable to the Royalty Interests and will continue to make quarterly distributions to Trust unitholders to the extent there is available cash after payment of Trust expenses and additions to cash reserves, if any, as well as any payments received by Avalon pursuant to the Repayment Agreement. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

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

Impairment of Investment in Royalty Interests.  As discussed in “Liquidation of the Trust” in “Note 2 – Early Termination of the Trust and Going Concern” above, it was determined at February 26, 2021 that the Trust was required to dissolve and commence winding up significantly before the end of its previously estimated useful life. As of March 31, 2021, as the Trust assets meet the criteria for Held for Sale, the Trust evaluated the carrying value of the investment in Royalty Interests. There were no impairments in the carrying value of the investment in Royalty Interests during the three-month period ended March 31, 2021. Prior to the Trust assets meeting the criteria for Held for Sale, on a quarterly basis, the Trust evaluated the carrying value of the investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows were less than the carrying value, the Trust recognized an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which was determined using either a market-based or income-based approach, depending on which was deemed more relevant in the circumstances. The income-based approach uses future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a relevant market participant discount rate. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and future production volumes, which are derived from estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. During the three-month period ended March 31, 2020, due to the sharp decline in oil and gas prices since the beginning of 2020, the Trust recorded an impairment in the carrying value of the Investment in Royalty Interests in aggregate of $77.1 million. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 6 below for further discussion.

Distributable Income Per Unit. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to rounding and the timing of the Trust’s payment of Trust administrative expenses and other costs.

Interim Financial Statements. The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2020 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2020 has been derived from audited financial statements. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2020 Form 10-K.

4. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property taxes and Texas franchise taxes, and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each calendar quarter. Distributions cover a three-month production period consisting of the first two months of the most recently ended calendar quarter and the final month of the preceding calendar quarter. A summary of the Trust’s distributions to unitholders during the three-month period ended March 31, 2021 and each calendar quarter during the year ended December 31, 2020 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2021
First Quarter (1)	September 1, 2020 — November 30, 2020	February 1, 2021	February 26, 2021	$3.9	$0.075
Calendar Quarter 2020
First Quarter	September 1, 2019 — November 30, 2019	January 23, 2020	February 28, 2020	$4.2	$0.080
Second Quarter	December 1, 2019 — February 29, 2020	April 23, 2020	N/A	—	—
Third Quarter	March 1, 2020 — May 31, 2020	July 23, 2020	August 31, 2020	$0.6	$0.012
Fourth Quarter	June 1, 2020 — August 31, 2020	October 22, 2020	November 25, 2020	$1.7	$0.033

(1)	Includes sale proceeds received by the Trust for the portion of the Royalty Interests required to be released in connection with the Montare Sale on October 13, 2020. See “Sale of Assets by Avalon to Montare” in “Note 2 – Early Termination of the Trust and Going Concern.”

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

On March 2, 2021, Avalon paid $984,375 as the initial partial payment of the May 2020 Quarterly Payment to the Trust. As of March 31, 2021, the remaining amount due and owing to the Trust for the May 2020 Quarterly Payment is approximately $3.8 million. Pursuant to the terms of the Repayment Agreement, Avalon will deposit the Company Distribution Amount relating to the May Distribution, or $367,500, into the Repayment Account promptly, but in no event later than the next business day, after the Trust’s receipt thereof, and that amount will be included in the calculation of the quarterly distribution for the three-month period ending June 30, 2021.

5. Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee, which prior to 2017 was $150,000. The annual administrative fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the three-month periods ended March 31, 2021 and 2020 totaled approximately $41,000 and $40,000, respectively.

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

Administrative Services Agreement.  The Trust is party to an Administrative Services Agreement with Avalon (as the assignee of SandRidge) that obligates the Trust to pay Avalon an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by Avalon on behalf of the Trust. For its services under the Administrative Services Agreement, Avalon receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. Avalon is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the Administrative Services Agreement. The Administrative Services Agreement as amended, will terminate on the earliest to occur of: (i) the date the Trust is finally wound up and liquidated in accordance with the Trust Agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by Avalon, the date that either Avalon or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of Avalon and (iv) a date mutually agreed by Avalon and the Trustee. During each of the three-month periods ended March 31, 2021 and 2020, the Trust paid administrative fees in the amount of $75,000 to Avalon.

Repayment Agreement. See “Note 4 – Distributions to Unitholders” above for a description of the Repayment Agreement.

6. Commitments and Contingencies

Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as the assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If Avalon were to loan funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid in full, with interest, unless Avalon consents to any further distributions. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party. No such loan from Avalon was outstanding at March 31, 2021 or December 31, 2020, and given Avalon’s current financial condition, as further discussed under “Avalon’s Financial Condition” in “Note 2 – Early Termination of the Trust and Going Concern” above, it is unlikely such loan could be made.

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

Following the closing of the Sale Transaction, the Trust is highly dependent on Avalon for multiple services, including the operation of the Trust Wells, remittance of net proceeds from the sale of production from the Trust Wells to the Trust, administrative services such as accounting, tax preparation, and bookkeeping, and information services performed on behalf of the Trust. Avalon is a relatively new oil and gas company formed in August 2018 with no prior operating history. Avalon’s ability to continue operating the Underlying Properties depends on its financial condition and economic performance, access to capital, and other factors, many of which are out of Avalon’s control. As a result of its operating loss in 2020 and 2019, Avalon has informed the Trustee that Avalon’s independent public accounting firm included a going concern qualification in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2020. This negative impact could affect Avalon’s ability to operate the Trust Wells and provide services to the Trust in the future.

7. Subsequent Events

Fourth Amendment to WaFed Loan. Effective April 15, 2021, Avalon and WaFed entered into a fourth amendment to the WaFed Loan. This amendment (i) extends the date by which Avalon is obligated to provide a reserve report of an independent petroleum engineer to WaFed (regarding the redetermination of the WaFed Loan borrowing base) to December 15, 2021, (ii) provides a partial waiver of violations of financial covenants to December 15, 2021, and (iii) requires Avalon to pay off the loan on the earlier to occur of the date that the Contribution Transaction is consummated or December 15, 2021. In addition, Montare and WaFed modified the Participation Agreement with Montare purchasing an additional interest in the WaFed Loan and agreeing to further purchases of additional interests in the future.

Administrative Services Fee Offset. Section 3.02 of the Administrative Services Agreement provides that in the event Avalon or any of its affiliates owes the Trust a sum certain in an uncontested amount under any other agreement, then any such amount may, in the sole discretion of the Company, be aggregated and the Trust and the Company shall discharge Avalon’s obligations by netting those amounts against any amounts owed by the Trust to the Company under the Administrative Services Agreement. Accordingly, Avalon has directed the Trustee to set off the outstanding amount of the May 2020 Quarterly Payment against the quarterly administrative fee and reimbursable expenses the Trust owes Avalon under the Administrative Services Agreement, commencing with respect to the three-month period ending June 30, 2021.

Distribution to Unitholders. On April 27, 2021, the Trust declared a quarterly distribution for the three-month period ended March 31, 2021 of approximately $1.5 million, or $0.028 per unit. This distribution relates in part to oil and gas production attributable to the Royalty Interests for the period, as well as to (1) a reimbursement by Montare of a portion of property taxes attributable to assets sold by Avalon to Montare in October 2020 and (2) the distribution Avalon received in February 2021 and returned to the Trust pursuant to the terms of the Repayment Agreement as described in Note 4 above. The distribution will be paid on or about May 28, 2021 to record unitholders as of May 14, 2021 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$620
Total revenues	620
Expenses
Post-production expenses	1
Production taxes	30
Cash reserves withheld by Trustee (1)	446
Total expenses	477
Distributable income to unitholders	$143
Ad Valorem Tax Reimbursement (2)	343
Company Distribution Amount (3)	984
Distributable income available to unitholders	$1,470
Distributable income per unit (52,500,000 units issued and outstanding)	$0.028

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

(2)	Represents that portion of the 2020 Ad Valorem Tax attributable to the assets sold by Avalon to Montare in October 2020 reimbursed by Montare in February 2021

(3)	Represents Avalon’s deposited portion of the February Distribution pursuant to the Repayment Agreement.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis are intended to help the reader understand the financial condition, results of operations, liquidity and capital resources of SandRidge Permian Trust (the “Trust”). This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2020 Form 10-K. All information regarding operations was provided to the Trustee by Avalon.

Overview

The Trust is a statutory trust formed under the Delaware Statutory Trust Act pursuant to a trust agreement, as amended and restated (the “Trust Agreement”), by and among SandRidge Energy, Inc. (“SandRidge”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).

The Trust holds overriding royalty interests (the “Royalty Interests”) in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units (“Trust Units”) in August 2011 pursuant to the terms set forth in conveyancing documents effective April 1, 2011 (the “Conveyances”). As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust units and 13,125,000 subordinated units of the Trust (“subordinated units”) to certain wholly-owned subsidiaries of SandRidge.

Pursuant to a development agreement between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, 888 development wells within an area of mutual interest located in Andrews County, Texas by March 31, 2016. SandRidge fulfilled this obligation in November 2014. As no additional development wells will be drilled, the production attributable to the Royalty Interests is expected to decline each quarter during the remainder of its life. As a result of SandRidge fulfilling its drilling obligation, in accordance with the terms of the Trust Agreement, the subordinated units converted to Trust units in January 2016. At October 31, 2018, SandRidge owned 13,125,000 Trust units, or 25% of all Trust units.

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its Trust units (the “Sale Transaction”) to Avalon Energy LLC, a Texas limited liability company (“Avalon”). The Conveyances permitted SandRidge to sell all or any part of its interest in the Underlying Properties, where the Underlying Properties were sold subject to and burdened by the Royalty Interests. In connection with the Sale Transaction, Avalon and its affiliates assumed all of SandRidge’s obligations under the Conveyances and the Trust Agreement and the administrative services agreement between SandRidge and the Trust (the “Administrative Services Agreement”) pursuant to which SandRidge and Avalon have provided accounting, tax preparation, bookkeeping and informational services to the Trust. In addition, SandRidge assigned its rights to Avalon under the registration rights agreement between SandRidge and the Trust. As of March 31, 2021, Avalon holds 13,125,000 Trust units, or 25% of all Trust units.

In connection with the Sale Transaction, Avalon obtained a revolving line of credit from Washington Federal Bank, National Association, formerly known as Washington Federal, National Association (“WaFed”) pursuant to the terms of a Loan Agreement and related security documents (the “WaFed Loan”). Avalon used the proceeds of the WaFed Loan to fund a portion of the purchase price for the interests in the Underlying Properties and Trust units acquired in the Sale Transaction. The WaFed Loan is secured by a first lien mortgage on Avalon’s interest in the Underlying Properties and a pledge of the Avalon Trust units (the “WaFed Collateral”). The Royalty Interests are not part of the WaFed Collateral.

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

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each calendar quarter. Due to the timing of the payment of production proceeds to the Trust attributable to the Royalty Interests, each distribution covers production from a three-month period consisting of the first two months of the most recently ended calendar quarter and the final month of the previous calendar quarter.

Early Termination of the Trust and Going Concern

As discussed under “The May 2020 Quarterly Payment” below, during April 2020, as a result of increased production costs necessary to operate the Underlying Properties, coupled with the sharp decline in oil prices since the beginning of 2020, Avalon informed the Trustee that Avalon would be unable to pay on a timely basis the quarterly distribution amount it owed to the Trust for the three-month period ended March 31, 2020 and believed it would be unable to generate sufficient cash for quarterly payments to the Trust for the foreseeable future (based on then current oil and gas prices). As a result of improving oil prices, the Trust was able to make quarterly distributions for the three-month periods ended June 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from March 1, 2020 to May 31, 2020) and September 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from June 1, 2020 to August 31, 2020) of approximately $652,000 and $1,732,000. There was no distribution for the three-month period ended December 31, 2020 (which relates to production attributable to the Royalty Interests from September 1, 2020 to November 30, 2020) as costs, charges and expenses attributable to the Underlying Properties exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from the Underlying Properties. Although the Trust has announced a quarterly distribution for the three-month period ended March 31, 2021 (which relates in part to production attributable to the Royalty Interests from December 1, 2020 to February 28, 2021) of approximately $1,470,000 (of which approximately $143,000 relates to production) to be paid as a part of the distribution to be made on or before May 28, 2021 (the “May Distribution”), there is no assurance that Avalon will be able to make payments to the Trust attributable to the Royalty Interests in subsequent calendar quarters or pay the quarterly payment amount it owes the Trust for the three-month period ended March 31, 2020 as discussed in ”—The May 2020 Quarterly Payment” below.

Avalon’s Financial Condition. As previously reported in the Trust’s Form 8-K filed on April 23, 2020, Avalon informed the Trustee that during 2019, Avalon repaired 29 producing Trust Wells (although not required to do so under the terms of the Conveyances) to increase production. Avalon reported that the working capital expended in this effort, combined with higher-than-expected lease operating expenses (“LOE”) and declining oil prices, contributed to an operating loss for Avalon in 2019 and in 2020. Despite Avalon’s efforts to reduce LOE (including shutting in some oil and gas wells subject to the Royalty Interests (“Trust Wells”) that were not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances, alternating production to reduce electrical and other field operating costs, and staff lay-offs). Furthermore, Avalon informed the Trustee that it was likely to shut in additional Trust Wells, to further reduce LOE. The reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and the dramatic reduction from mid-February to late April 2020 in the benchmark price of crude oil has had a further negative impact on Avalon’s financial condition resulting in Avalon shutting in additional non-economic Trust Wells (which were not necessary to hold the leasehold interests burdened by the Trust’s Royalty Interests). Avalon shut in 139 Trust Wells and 114 Trust Wells during the twelve-month periods ended December 31, 2019 and 2020, respectively. No Trust Wells were shut in during the three-month period ended March 31, 2021.

Given Avalon’s financial condition, in early 2020 the Board of Managers of Avalon decided to explore strategic alternatives with respect to its assets, including the Underlying Properties and the Avalon Trust units. After a number of discussions regarding a possible transaction with potential strategic partners during the first half of 2020, on July 30, 2020, Avalon entered into a letter agreement with Montare Resources I, LLC, a Texas limited liability company (“Montare”), agreeing to negotiate exclusively with Montare regarding a possible sale of Avalon assets, including the Underlying Properties, to Montare and supporting Montare in any transaction negotiated with the Trust with respect to the acquisition of all Trust units not owned by Montare. On the same date, Avalon and WaFed entered into an amendment to the WaFed Loan that extended the date on which Avalon was obligated to provide a reserve report to WaFed (regarding the redetermination of the borrowing base) to September 15, 2020 and required Avalon to pay off the WaFed Loan by October 15, 2020. In addition, WaFed and Montare entered into a Participation Agreement with respect to the WaFed Loan whereby Montare purchased an undivided participation interest in the WaFed Loan and has the right to purchase the WaFed Loan in the event Avalon does not meet the conditions of the amended WaFed Loan. As a result of its operating loss in 2020 and 2019, Avalon’s independent public accounting firm included a going concern qualification in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2020.

The May 2020 Quarterly Payment. In April 2020, Avalon also informed the Trustee that Avalon had been using its commercially reasonable efforts to preserve the oil and gas leases burdened by the Royalty Interests so that in the future, assuming that oil prices returned to a profitable level, the Trust would still hold its Royalty Interests, and Trust unitholders might have the opportunity to receive future quarterly distributions. Avalon also informed the Trustee that it believed that continuing production from those Trust Wells required to preserve such leases was preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Trust Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Trust Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties was insufficient to cover all such costs. Avalon had anticipated that revenues from production during the quarterly production period commencing March 1, 2020 would be sufficient to fund the quarterly payment to the Trust for the quarter ended March 31, 2020 in the amount of approximately $4.65 million (the “May 2020 Quarterly Payment”); however, revenues from production during that quarterly production period were insufficient to generate the cash needed to make the May 2020 Quarterly Payment to the Trust due to the sharp drop in crude oil prices during the first quarter of 2020. Consequently, the Trustee was unable to make any quarterly distribution to unitholders at the end of May 2020. In accordance with Section 5.02 of the Conveyances, the unpaid May 2020 Payment amount due and owing to the Trust has been accruing interest since May 15, 2020 at the rate of interest per annum publicly announced from time to time by The Bank of New York Mellon Trust Company, N.A. as its “prime rate” in effect at its principal office in New York City until paid to the Trust. The accrued interest from May 15, 2020 to March 31, 2021 was approximately $129,500.

On March 1, 2021, the Trust and Avalon entered into a repayment agreement setting forth the terms by which Avalon has agreed to pay the May 2020 Quarterly Payment to the Trust, together with accrued interest (the “Repayment Agreement”). Beginning with the quarterly distribution paid to Trust unitholders on or about February 26, 2021 (the “February Distribution”), Avalon will apply towards the payment of the May 2020 Quarterly Payment the full amount of each quarterly cash distribution, if any, to which Avalon, as a unitholder of the Trust, is entitled (each such cash distribution, a “Company Distribution Amount”), until the May 2020 Quarterly Payment, together with accrued interest, has been paid in full to the Trust, subject to any obligations Avalon may have to repay the revolving line of credit Avalon had previously obtained from WaFed pursuant to the terms of the WaFed Loan as provided in the Agreement. Promptly following the February Distribution, Avalon deposited its portion of the February Distribution, which was $984,375, into a repayment account established by the Trustee on behalf of the Trust (the “Repayment Account”), as an initial payment toward the May 2020 Quarterly Payment, and that amount is included in the calculation of the quarterly distribution for the May Distribution.

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

Sale of Assets by Avalon to Montare. On August 26, 2020, Montare, Avalon and certain of their respective affiliates entered into a Contribution and Support Agreement, pursuant to which Avalon, among other things, (i) agreed, subject to certain conditions, to contribute all of the assets held by Avalon and its affiliates, including the Underlying Properties and the Avalon Trust units, to Montare in exchange for interests in Montare or an affiliate thereof (the “Contribution Transaction”), (ii) agreed to support Montare’s acquisition of all of the issued and outstanding Trust units not owned by Avalon by means of a transaction with the Trust or as otherwise determined by Montare in its sole discretion (the “Montare Transaction”), and any related actions taken by Montare with respect to the Montare Transaction, including by exercising any of Avalon’s rights under the Trust Agreement, (iii) granted exclusivity and an irrevocable proxy to Montare to vote all Trust units beneficially owned by Avalon in connection with the Montare Transaction, and (iv) to not take any action that, directly or indirectly, is detrimental to or hinders Montare’s ability to consummate the Montare Transaction. The consummation of the Contribution Transaction is subject to certain conditions, including Montare’s determination in its sole and absolute discretion that all conditions necessary for the consummation of the Montare Transaction have been satisfied or waived. After preliminary discussions between Montare and the Trust regarding the Montare Transaction ended (as previously reported by Avalon and Montare in Amendment No. 3 to their joint Schedule 13D filed on September 8, 2020 and by the Trust in its Form 8-K filed on September 8, 2020), Montare and Avalon amended the Contribution and Support Agreement effective October 12, 2020. As amended, the Contribution and Support Agreement contemplates a sale of Avalon assets having a value of less than $5.0 million, in accordance with the terms of the Trust Agreement, to Montare free from and unburdened by the applicable portion of the Royalty Interests held by the Trust.

On October 12, 2020, Montare and Avalon entered into a Purchase and Sale Agreement, effective as of September 1, 2020, whereby Avalon sold wells and related assets associated with certain Underlying Properties to Montare, unburdened by the applicable portion of the Royalty Interests held by the Trust, for approximately $4.9 million in accordance with Avalon’s contractual rights set forth in the Trust Agreement and the Conveyances (the “Montare Sale”). Prior to the Montare Sale, Avalon engaged an independent petroleum engineering firm to determine the fair value of substantially all wells burdened by the Trust’s Royalty Interests (the “Trust Wells”). A copy of the independent petroleum engineering firm’s valuation report has been provided to the Trustee. Avalon informed the Trustee that Avalon then sold to Montare those Trust Wells having a collective value of approximately $4.9 million, retaining ownership of the 65 most valuable Trust Wells burdened by Royalty Interests. The wells sold to Montare include 483 shut-in wells and 338 other wells with negative present value and 428 wells with positive present value. The wells sold to Montare represented approximately 76% of production attributable to the Trust’s Royalty Interests for the month ended May 31, 2020 (the most recent month prior to the sale for which production data was available). The Royalty Interests released by the Trust in connection with the Montare Sale represented approximately 32% of the fair value of the Royalty Interests at September 1, 2020.

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

On October 30, 2020, Avalon and WaFed entered into the third amendment to the WaFed Loan that (i) extends the date by which Avalon is required to provide a reserve report of an independent petroleum engineer to WaFed (regarding the redetermination of the WaFed Loan borrowing base) to April 15, 2021, (ii) requires Avalon to pay off the WaFed Loan by April 15, 2021, and (iii) provides a partial release of Trust Wells located on certain of the Underlying Properties in connection with the Montare Sale. In addition, WaFed and Montare modified the Participation Agreement, and Montare purchased an additional interest in the WaFed Loan.

Effective April 15, 2021, Avalon and WaFed entered into a fourth amendment to the WaFed Loan. This amendment (i) extends the date by which Avalon is obligated to provide a reserve report of an independent petroleum engineer to WaFed (regarding the redetermination of the borrowing base) to December 15, 2021, (ii) provides a partial waiver of violations of financial covenants to December 15, 2021, and (iii) requires Avalon to pay off the loan on the earlier to occur of the date that the Contribution and Support Agreement by and between Montare and Avalon is consummated or December 15, 2021. In addition, Montare and WaFed modified the Participation Agreement with Montare purchasing an additional interest in the WaFed Loan and agreeing to further purchases of additional interests in the future.

Liquidation of the Trust. The Trust Agreement requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million. Cash available for distribution for the four consecutive quarters ended December 31, 2020, on a cumulative basis, totaled approximately $2.4 million, due in part to Avalon’s inability to make the distribution payment for the three-month period ended March 31, 2020 (which primarily relates to production attributable to Royalty Interests from December 1, 2019 to February 29, 2020) (the “May 2020 Quarterly Payment”) to the Trust. Because Avalon’s inability to make the May 2020 Quarterly Payment contributed to the insufficient cumulative cash available for distribution over the four-quarter period, the Trustee and Avalon submitted to an arbitration panel, in accordance with the Trust Agreement, the question of whether the Trust nonetheless remains required to dissolve following the end of that period. On February 25, 2021, the arbitration panel determined that the existence of the unpaid May 2020 Quarterly Payment does not alter the requirement of the Trust to terminate under the provisions of the Trust Agreement. As a result, the Trust was required to dissolve and commence winding up beginning as of the close of business on February 26, 2021, which raises substantial doubt regarding the Trust’s ability to continue as a going concern within one year from the issuance of these financial statements.

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

Pending the sale or sales of the Royalty Interests, and subject to the effective date and other terms of such sale or sales, the Trust will continue to distribute income, if any, received from Avalon attributable to the Royalty Interests and will continue to make quarterly distributions to Trust unitholders to the extent there is available cash after payment of Trust expenses and additions to cash reserves, if any, as well as any payments received from Avalon in satisfaction of the May 2020 Quarterly Payment. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

Properties. As of March 31, 2021, the Trust’s assets consisted of Royalty Interests that burden the Trust Wells, all of which are located in Andrews County, Texas.

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

Pursuant to Internal Revenue Code (“IRC”) Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. This is intended to be a qualified notice to nominees and brokers as provided for under Treasury Regulation Section 1.1446-4(b) by the Trust, and while specific relief is not specified for IRC Section 1441 income, this disclosure is intended to suffice. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The Tax Cuts and Jobs Act (the “TCJA”) enacted in December 2017 treats a non-U.S. holder’s gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the sale of such Trust units. The TCJA also requires a transferee of Trust units to withhold 10% of the amount realized on the sale or exchange of such units (generally, the purchase price) unless the transferor certifies that it is not a non-resident alien individual or foreign corporation or another exception is available. Pursuant to final Treasury Regulations issued on October 7, 2020, this new withholding obligation will become applicable to transfers of units in publicly traded partnerships such as the Trust( which is classified as a partnership for federal and state income tax purposes) occurring on or after January 1, 2022.

Results of Trust Operations

Historically, the primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production from the Trust Wells, the prices received for such production and post-production costs (primarily transportation). Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions attributable to the Royalty Interests are received by the Trust from Avalon. Information regarding the revenue from the production and sale of oil, natural gas and NGL attributable to the Royalty Interests, the prices received by Avalon from marketing such hydrocarbons and the costs associated with the production of such hydrocarbons for the three-month periods ended March 31, 2021 and 2020 is presented below.

	Three Months Ended March 31,
	2021(1)	2020 (2)
Production Data
Oil (MBbls)	17	93
NGL (MBbls)	2	10
Natural gas (MMcf)	6	39
Combined equivalent volumes (MBoe)	20	110
Average daily combined equivalent volumes (MBoe/d)	0.2	1.2
Well Data
Trust Wells producing - average	63	1,025
Revenues (in thousands)
Royalty income	$666	$5,289
Total revenue	666	5,289
Expenses (in thousands)
Post-production expenses	1	15
Production taxes	32	254
Property taxes (3)	(343)	1,676
Trust administrative expenses	380	708
Cash reserves used (withheld) for current Trust expenses, net of amounts withheld (used)	1,534	(1,574)
Total expenses	1,604	1,079
Proceeds derived from sale of Trust assets	4,874	—
Distributable income available to unitholders	$3,936	$4,210
Average Prices
Oil (per Bbl)	$36.18	$53.93
NGL (per Bbl)	$16.41	$19.48
Natural gas (per Mcf)	$1.06	$0.92
Total (per Boe)	$33.01	$47.89
Average Prices — including impact of post-production expenses
Natural gas (per Mcf)	$0.82	$0.53
Total (per Boe)	$32.94	$47.76
Expenses (per Boe)
Post-production production	$0.07	$0.14
Production taxes	$1.57	$2.31

(1)	Production volumes and related revenues and expenses for the three-month period ended March 31, 2021 (included in Avalon’s February 2021 net revenue distribution to the Trust) represent production from September 1, 2020 to November 30, 2020.

(2)	Production volumes and related revenues and expenses for the three-month period ended March 31, 2020 (included in Avalon’s February 2020 net revenue distribution to the Trust) represent production from September 1, 2019 to November 30, 2019.

(3)	Represents portion of 2020 Ad Valorem Tax attributable to the assets sold by Avalon to Montare in October 2020 reimbursed by Montare in February 2021.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenues

Royalty Income. Royalty income is a function of production volumes sold by Avalon attributable to the Royalty Interests and associated prices received. Royalty income received during the three-month period ended March 31, 2021 totaled approximately $0.7 million compared to $5.3 million received during the three-month period ended March 31, 2020. The approximate $4.6 million decrease in royalty income consisted of approximately $4.3 million attributable to a decrease in total volumes produced and approximately $0.3 million attributable to a decrease in prices received. Sales volumes were lower than the previous period primarily due to the sale of certain assets by Avalon to Montare in October 2020.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2021 totaled approximately $0.1 million, or $1.57 per Boe, and were approximately 4.7% of royalty income. Production taxes for the three-month period ended March 31, 2020 totaled approximately $0.3 million, or $2.31 per Boe, and were approximately 4.8% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to Avalon, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended March 31, 2021 totaled approximately $0.4 million compared to approximately $0.7 million for the three-month period ended March 31, 2020. The decrease during the 2021 period primarily relates to the timing of administrative expense payments.

Distributable Income

Distributable income for the three-month period ended March 31, 2021 was $3.9 million, which included a net addition of approximately $1.5 million to the cash reserve for the payment of future Trust expenses, reflecting approximately $1.6 million withheld from the February 2021 cash distribution to unitholders partially offset by approximately $0.4 million used to pay Trust expenses during the period. Distributable income for the three-month period ended March 31, 2020 was $4.2 million, which included a net reduction of approximately $1.6 million to the cash reserve for the payment of future Trust expenses, reflecting approximately $2.4 million used to pay Trust expenses during the period partially offset by approximately $0.8 million withheld from the February 2020 cash distribution to unitholders.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 paid to Avalon pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests less related production expenses and taxes during that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including Avalon, to pay such expenses. The Trustee does not intend to lend funds to the Trust. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as the assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If Avalon loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid in full, with interest, unless Avalon consents to any further distributions. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party. No such loan was outstanding at March 31, 2021 or December 31, 2020, and given Avalon’s current financial condition, as further discussed under “Early Termination of the Trust and Going Concern—Avalon’s Financial Condition” above, it is unlikely such loan could be made.

Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee withheld the greater of $190,000 or 3.5% of the funds otherwise available for distribution to Trust unitholders each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of approximately $3,275,000. In light of the fact that there would be no distribution from production for the three-month period ended December 31, 2020 (with respect to production attributable to the Trust’s royalty interests from September 1, 2020 to November 30, 2020), the Trustee elected to withhold approximately $884,000, the remaining amount needed to reach its targeted cash reserve, in connection with the distribution made in February 2021. Cash held in reserve will be invested as required by the Trust Agreement.  Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities of the Trust eventually will be distributed to unitholders, together with interest earned on the funds. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to Trust unitholders.

Reliance on Avalon. The Trust is highly dependent on Avalon for multiple services, including the operation of the Trust Wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping, regulatory filings and information services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses. Avalon is a relatively new oil and gas company formed in August 2018 with no prior operating history. Avalon’s ability to continue operating the Underlying Properties depends on its future financial condition and economic performance, access to capital, and other factors, many of which are out of Avalon’s control. If the reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and a low benchmark price of crude oil persist for the near term or longer, such factors are likely to have a negative impact on Avalon’s financial condition. This negative impact could affect Avalon’s ability to operate the Trust Wells and provide services to the Trust.

2021 Trust Distributions to Unitholders. On February 28, 2021, the Trust paid a cash distribution of $0.075 per Trust unit reflecting the fair value to the Trust, less cash reserves withheld by the Trustee, received by the Trust for the portion of the Trust’s Royalty Interests required to be released in connection with the Montare Sale. There was no distribution paid for the three-month period ended December 31, 2020, which primarily related to production attributable to the Trust’s royalty interests from September 1, 2020 to November 30, 2020, as costs, charges and expenses attributable to the Underlying Properties were more than the revenue received from the sale of oil, natural gas and other hydrocarbons produced from such properties, as reported by Avalon.

Repayment Agreement. On March 1, 2021, as previously disclosed, the Trust and Avalon entered into the Repayment Agreement. Beginning with the February Distribution, Avalon will apply towards the payment of the May 2020 Quarterly Payment the full amount of each quarterly cash distribution, if any, to which Avalon, as a unitholder of the Trust, is entitled (each such cash distribution, a “Company Distribution Amount”) until the May 2020 Quarterly Payment, together with accrued interest, has been paid in full to the Trust, subject to any obligations Avalon may have to repay the revolving line of credit Avalon had previously obtained from WaFed pursuant to the terms of the WaFed Loan as provided in the Agreement. Promptly following the February Distribution, Avalon deposited its portion of the February Distribution, which was $984,375, into the Repayment Account, as an initial payment toward the May 2020 Quarterly Payment, and that amount is included in the calculation of the quarterly distribution for the three-month period ended March 31, 2021. In addition, Avalon will deposit a Company Distribution Amount relating to the May Distribution, or $367,500, into the Repayment Account, promptly, but in no event later than the next business day, after the Company’s receipt thereof, and that amount will be included in the calculation of the quarterly distribution for the three-month period ending June 30 2021. As of April 30, 2021, the outstanding balance of the May 2020 Quarterly Payment, together with accrued interest, that Avalon owes the Trust is $3,809,325.

Future Trust Distributions to Unitholders. During the three-month production period from December 1, 2020 to February 28, 2021, combined sales volumes were significantly lower than the previous comparable period due in large part to a significant reduction in the number of oil and gas wells burdened by Royalty Interests due to the Montare Sale. On April 27, 2021, the Trust declared a quarterly distribution for the three-month period ended March 31, 2021 of approximately $1.5 million, or $0.028 per unit. This distribution relates in part to oil and gas production attributable to the Royalty Interests for the period, as well as to (1) a reimbursement by Montare of a portion of property taxes attributable to assets sold by Avalon to Montare in October 2020 and (2) the distribution Avalon received in February 2021 and returned to the Trust pursuant to the terms of the Repayment Agreement. The distribution will be paid on or about May 28, 2021 to record unitholders as of May 14, 2021 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$620
Total revenues	620
Expenses
Post-production expenses	1
Production taxes	30
Cash reserves withheld by Trustee (1)	446
Total expenses	477
Distributable income	$143
Ad Valorem Tax Reimbursement (2)	343
Company Distribution Amount (3)	984
Distributable income available to unitholders	$1,470
Distributable income per unit (52,500,000 units issued and outstanding)	$0.028

(1)  Includes amounts withheld for payment of future Trust administrative expenses.

(2)  Represents that portion of 2020 Ad Valorem Tax attributable to the assets sold by Avalon to Montare in October 2020 reimbursed by Montare in February 2021.

(3)  Represents Avalon’s deposited portion of the February Distribution as part of the Repayment Agreement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Avalon and its affiliates.

PART II. Other Information

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in Item 1A of the 2020 Form 10-K.

ITEM 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report:

		Incorporated by Reference				Filed or
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Certificate of Trust of SandRidge Permian Trust	S-1	333-174492	3.1	05/25/2011

3.2	Amended and Restated Trust Agreement of SandRidge Permian Trust, dated August 16, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35274	4.1	08/19/2011

3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Permian Trust, dated June 18, 2012, by the Bank of New York Mellon Trust Company, N.A.	10-Q	001-35274	3.3	08/13/2012

10.1	Repayment Agreement dated as of March 1, 2021 between SandRidge Permian Trust and Avalon Energy, LLC.	8-K	001-35274	10.1	03/02/2021

10.2	Amendment No. 1 to Administrative Services Agreement dated as of February 26, 2021 between Avalon Energy, LLC and SandRidge Permian Trust.	8-K	001-35274	10.1	04/01/2021

31.1	Section 302 Certification					*

32.1	Section 906 Certification					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDRIDGE PERMIAN TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Trustee

	By:	/s/ Sarah Newell
Sarah Newell
Vice President

Date: May 14, 2021

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