Form 10-Q
period 2021-06-30
SandRidge Permian Trust
filed 2021-08-16
CIK 1521168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No☒

As of August 6, 2021, 52,500,000 Common Units of Beneficial Interest in SandRidge Permian Trust were outstanding.

SANDRIDGE PERMIAN TRUST

FORM 10-Q

Quarter Ended June 30, 2021

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE PERMIAN TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(In thousands, except unit data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$12,727	$7,216
Investment in royalty interests	154,628	154,628
Less: accumulated amortization and impairment	(149,003)	(144,514)
Net investment in royalty interests	5,625	10,114
Total assets	$18,352	$17,330
LIABILITIES AND TRUST CORPUS
Distribution payable related to the sale of Trust Assets (Note 2)	$6,000	$—
Trust corpus, 52,500,000 units issued and outstanding at June 30, 2021 and December 31, 2020	12,352	17,330
Total Liabilities and Trust Corpus	$18,352	$17,330

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Royalty income	$1,659	$3	$2,325	$5,292
Proceeds from missed royalty payment	3,528	—	3,528	—
Proceeds from sale of Trust assets	6,000	—	6,000	—
Total revenues	11,187	3	11,853	5,292
Expenses
Post-production expenses	6	—	7	15
Production taxes	79	—	111	254
Property taxes	—	—	(343)	1,676
Franchise taxes	—	36	—	36
Trust administrative expenses	779	338	1,159	1,046
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	(332)	(371)	1,202	(1,945)
Total expenses	532	3	2,136	1,082
Less proceeds from sale of Trust assets	6,000	—	1,126	—
Less proceeds from missed royalty payment	3,528	—	3,528	—
Distributable income available to unitholders	$1,127	$—	$5,063	$4,210
Distributable income per unit (52,500,000 units issued and outstanding)	$0.021	$—	$0.096	$0.080

The accompanying notes are an integral part of these financial statements.

SANDRIDGE PERMIAN TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Trust corpus, beginning of period	$13,853	$26,233	$17,330	$107,156
Amortization of investment in royalty interests	—	(561)	(135)	(2,826)
Impairment of investment in royalty interests	(4,354)	—	(4,354)	(77,094)
Proceeds from 2020 sale of Trust assets	—	—	(4,874)	—
Proceeds from missed royalty payment	3,528	—	3,528	—
Net cash reserves (used) withheld	(332)	(371)	1,202	(1,945)
Distributable income	1,127	—	5,063	4,210
Distributions paid to unitholders	(1,470)	—	(5,408)	(4,200)
Trust corpus, end of period	$12,352	$25,301	$12,352	$25,301

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

The Trust held overriding royalty interests (the “Royalty Interests”) conveyed by SandRidge from its interests in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”), until the sale of the Royalty Interests in June 2021, effective July 1, 2021 (the “Asset Sale”), as discussed in Note 2 below under “Liquidation of the Trust.” The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering and sale of 34,500,000 Trust common units (“Trust units”) in August 2011 pursuant to the terms set forth in conveyancing documents effective April 1, 2011 (the “Conveyances”). As consideration for conveyance of the Royalty Interests, the Trust remitted the net proceeds of the offering, along with 4,875,000 Trust units and 13,125,000 unregistered subordinated units of the Trust (“subordinated units”), to certain wholly-owned subsidiaries of SandRidge.

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

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its outstanding Trust units (the “Sale Transaction”) to Avalon Energy, LLC, a Texas limited liability company (“Avalon”). The Conveyances permitted SandRidge to sell all or any part of its interest in the Underlying Properties, where the Underlying Properties were sold subject to and burdened by the Royalty Interests. In connection with the Sale Transaction, Avalon and its affiliates assumed all of SandRidge’s obligations under the Conveyances, the Trust Agreement and the administrative services agreement between SandRidge and the Trust (the “Administrative Services Agreement”) pursuant to which SandRidge and Avalon have provided accounting, tax preparation, bookkeeping and informational services to the Trust. In addition, SandRidge assigned its rights under the registration rights agreement between SandRidge and the Trust to Avalon. As of June 30, 2021, Avalon owned 13,125,000 Trust units, or 25% of all Trust units.

In connection with the Sale Transaction, Avalon obtained a revolving line of credit from Washington Federal Bank, National Association, formerly Washington Federal, National Association (“WaFed”), pursuant to the terms of a Loan Agreement and related security documents (the “WaFed Loan”). Avalon used the proceeds of the WaFed Loan to fund a portion of the purchase price for the interests in the Underlying Properties and Trust units acquired in the Sale Transaction. Until the release of WaFed’s liens as described under “Sale of Assets by Avalon to Montare” in Note 2 below, the WaFed Loan was secured by a first lien mortgage on Avalon’s interest in the Underlying Properties and a pledge of the Avalon Trust units (the “WaFed Collateral”). The Royalty Interests are not part of the WaFed Collateral.

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

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property taxes and Texas franchise taxes, and cash reserves determined and withheld by the Trustee in its sole discretion, on or about the 60th day following the completion of each calendar quarter. Due to the timing of the payment of production proceeds to the Trust attributable to the Royalty Interests, each distribution covers production for a three-month calendar period consisting of the first two months of the most recently ended calendar quarter and the final month of the previous calendar quarter. As the effective date of the Asset Sale was July 1, 2021, the Trust will receive no further income from oil and gas production. Therefore, the Trust will not receive any further proceeds from such production after June 30, 2021 and will not make any further regular quarterly cash distributions to the Trust unitholders following the distribution to be made in August 2021 with respect to the quarterly period ended June 30, 2021.

2. Early Termination of the Trust and Going Concern

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern.  However, as explained in further detail below, the Trust is in the process of dissolution and there is substantial doubt that it will continue as a going concern for the period of one year from the date of issuance of these financial statements.

Avalon’s Financial Condition. As previously reported in the Trust’s Form 8-K filed on April 23, 2020, Avalon informed the Trustee that during 2019, Avalon repaired 29 producing Trust Wells (although not required to do so under the terms of the Conveyances) in an effort to increase production. Avalon reported that the working capital expended in this effort, combined with higher-than-expected lease operating expenses (“LOE”) and declining oil prices, contributed to an operating loss for Avalon in 2019 and 2020. Despite Avalon’s efforts to reduce LOE (including shutting in some oil and gas wells subject to the Royalty Interests (“Trust Wells”) that were not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances, alternating production to reduce electrical and other field operating costs, and staff lay-offs). Furthermore, Avalon informed the Trustee that it was likely to shut in additional Trust Wells, to further reduce LOE. The reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and the dramatic reduction from mid-February to late April 2020 in the benchmark price of crude oil has had a further negative impact on Avalon’s financial condition resulting in Avalon shutting in additional non-economic Trust Wells (which were not necessary to hold the leasehold interests burdened by the Trust’s Royalty Interests). Avalon shut in 139 Trust Wells and 114 Trust Wells during the twelve-month periods ended December 31, 2019 and 2020, respectively. No Trust Wells were shut in during the six-month period ended June 30, 2021.

Given Avalon’s financial condition, in early 2020 the Board of Managers of Avalon decided to explore strategic alternatives with respect to its assets, including the Underlying Properties and the Avalon Trust units. After a number of discussions regarding a possible transaction with potential strategic partners during the first half of 2020, on July 30, 2020, Avalon entered into a letter agreement with Montare Resources I, LLC, a Texas limited liability company (“Montare”), agreeing to negotiate exclusively with Montare regarding a possible sale of Avalon assets, including the Underlying Properties, to Montare and supporting Montare in any transaction negotiated with the Trust with respect to the acquisition of all Trust units not owned by Montare. On the same date, Avalon and WaFed entered into an amendment to the WaFed Loan that extended the date on which Avalon was obligated to provide a reserve report to WaFed (regarding the redetermination of the borrowing base) to September 15, 2020 and required Avalon to pay off the WaFed Loan by October 15, 2020. In addition, WaFed and Montare entered into a Participation Agreement with respect to the WaFed Loan whereby Montare purchased an undivided participation interest in the WaFed Loan along with the right to purchase the WaFed Loan in the event Avalon does not meet the conditions of the amended WaFed Loan. As a result of its operating loss in 2019, Avalon’s independent public accounting firm included a going concern paragraph in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2019.

The May 2020 Quarterly Payment. In April 2020, Avalon also informed the Trustee that Avalon had been using its commercially reasonable efforts to preserve the oil and gas leases burdened by the Royalty Interests so that in the future, assuming that oil prices returned to a profitable level, the Trust would still hold its Royalty Interests, and Trust unitholders might have the opportunity to receive future quarterly distributions. Avalon also informed the Trustee that it believed that continuing production from those Trust Wells required to preserve such leases was preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Trust Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Trust Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties were insufficient to cover all such costs. Avalon had anticipated that revenues from production during the quarterly production period commencing March 1, 2020 would be sufficient to fund the quarterly payment to the Trust for the quarter ended March 31, 2020 in the amount of approximately $4.65 million (the “May 2020 Quarterly Payment”); however, revenues from production during that quarterly production period were insufficient to generate the cash needed to make the May 2020 Quarterly Payment to the Trust due to the sharp drop in crude oil prices during the first quarter of 2020. Consequently, the Trustee was unable to make any quarterly distribution to unitholders at the end of May 2020. In accordance with Section 5.02 of the Conveyances, the unpaid May 2020 Payment amount due and owing to the Trust has been accruing interest since May 15, 2020 at the rate of interest per annum publicly announced from time to time by The Bank of New York Mellon Trust Company, N.A. as its “prime rate” in effect at its principal office in New York City until paid to the Trust.

On March 1, 2021, the Trust and Avalon entered into a repayment agreement setting forth the terms by which Avalon agreed to pay the May 2020 Quarterly Payment to the Trust, together with accrued interest (the “Repayment Agreement”). Beginning with the quarterly distribution paid to Trust unitholders on or about February 26, 2021, Avalon agreed to apply towards the payment of the May 2020 Quarterly Payment the full amount of each quarterly cash distribution, if any, to which Avalon, as a unitholder of the Trust, is entitled until the May 2020 Quarterly Payment, together with accrued interest, has been paid in full to the Trust, subject to any obligations Avalon may have to repay the WaFed Loan that are not waived by WaFed as provided in the Agreement.

On June 23, 2021, Avalon directed the Trustee, beginning with the three-month period ended June 30, 2021, to offset the amounts owed to Avalon Energy by the Trust under the Administrative Services Agreement as partial payment of the outstanding balance of the May 2020 Quarterly Pament to the Trust. Section 3.02 of the Administrative Services Agreement provides that in the event Avalon or any of its affiliates owes the Trust a sum certain in an uncontested amount under any other agreement, then any such amount may, in the sole discretion of Avalon, be aggregated and the Trust and Avalon will discharge their obligations by netting those amounts against any amounts owed by the Trust to Avalon under the Administrative Services Agreement. As a result of this offset, approximately $300,000 was credited toward the payment of the May 2020 Quarterly Payment.

On June 24, 2021, the Trust and Montare entered into an assignment agreement (the “Assignment”) pursuant to which Montare agreed to pay the Trust approximately $3.2 million representing payment in full of the remaining unpaid portion of the May 2020 Quarterly Payment, together with accrued interest, in exchange for the assignment by the Trust of the Trust’s rights and obligations under the Repayment Agreement, which amount was paid contemporaneously with the execution of the Assignment. The Trustee will distribute the cash received from Montare, less any amounts withheld to pay expenses of the Trust, to the Trust unitholders on the quarterly cash distribution date in August 2021.

Subsequent Distributions. As a result of improving oil prices, the Trust was able to make quarterly distributions for the three-month periods ended June 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from March 1, 2020 to May 31, 2020) and September 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from June 1, 2020 to August 31, 2020) of approximately $652,000 and $1,732,000. There was no distribution for the three-month period ended December 31, 2020 (which relates to production attributable to the Royalty Interests from September 1, 2020 to November 30, 2020) as costs, charges and expenses attributable to the Underlying Properties exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from the Underlying Properties. The Trust also made a quarterly distribution for the three-month period ended March 31, 2021 (which relates in part to production attributable to the Royalty Interests from December 1, 2020 to February 28, 2021) of approximately $1,470,000 (of which approximately $143,000 relates to production). The Trust has announced a quarterly distribution for the three-month period ended June 30, 2021 (which relates in part to production attributable to the Royalty Interests from March 1, 2021 to May 31, 2021) of approximately $9,500,000 (of which approximately $380,000 relates to production). See “—Liquidation of the Trust” below and “Subsequent Events” in Note 7 for further information regarding this distribution.

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

As previously reported by the Trust in its Form 8-K filed October 14, 2020, Avalon notified the Trust of the Montare Sale on October 13, 2020. As required by the terms of the Trust Agreement, an officer of Avalon certified to the Trust that (i) the gross purchase price received by Avalon for the sale of the specified Trust Wells was less than $5 million and (ii) the cash proceeds received by the Trust in respect of the Royalty Interests required to be released in connection with such sale represents Fair Value (as defined in the Trust Agreement) to the Trust for such Royalty Interests. The Montare Sale was completed on October 13, 2020, and all of the approximately $4.9 million of proceeds that Avalon received from such sale were paid to the Trust in October 2020 as fair value for the Royalty Interests required to be released by the Trustee in connection with the Montare Sale in accordance with Section 3.02 of the Trust Agreement. On February 26, 2021, the Trust distributed net sales proceeds of approximately $3.9 million, which represented the amount paid to the Trust by Avalon as fair value for the Royalty Interests required to be released less approximately $884,000 withheld by the Trustee toward its targeted cash reserve, to Trust unitholders in accordance with the terms of the Conveyances granting the Royalty Interests to the Trust. As provided in the Trust Agreement, the sales proceeds of approximately $4.9 million received by the Trust from Avalon is not included in the calculation of the cash available for distribution from royalty payments by Avalon and, therefore, did not affect the timing of the dissolution of the Trust as discussed below under “—Liquidation of the Trust.”

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

On June 30, 2021, Montare and Avalon entered into an Amended and Restated Contribution and Support Agreement that amends and restates in its entirety the Contribution and Support Agreement, as amended. See “Subsequent Events” in Note 7 for further disclosure regarding the Contribution Transaction. In addition, on June 30, 2021, Montare and WaFed entered into an Amended and Restated Participation Agreement pursuant to which Montare acquired the remaining balance of the WaFed Loan. As a result, WaFed has released all of its liens on the Avalon assets, including the 13,125,000 Trust units representing 25% of all Trust units.

Liquidation of the Trust. The Trust Agreement requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million. Cash available for distribution for the four consecutive quarters ended December 31, 2020, on a cumulative basis, totaled approximately $2.4 million, due in part to Avalon’s inability to make the May 2020 Quarterly Payment to the Trust. Because Avalon’s inability to make the May 2020 Quarterly Payment contributed to the insufficient cumulative cash available for distribution over the four-quarter period, the Trustee and Avalon submitted to an arbitration panel, in accordance with the Trust Agreement, the question of whether the Trust nonetheless remains required to dissolve following the end of that period. On February 25, 2021, the arbitration panel determined that the existence of the unpaid May 2020 Quarterly Payment does not alter the requirement of the Trust to terminate under the provisions of the Trust Agreement. As a result, the Trust was required to dissolve and commence winding up beginning as of the close of business on February 26, 2021. Accordingly, the Trustee was required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act.

In April 2021, the Trustee commenced a sale process that was marketed with the assistance of an independent oil and gas advisory firm. As a result of that process, the Trustee received several offers from third parties and, after one bidder withdrew its offer, the Trustee selected the offer from the highest remaining bidder, Montare. As provided in the Trust Agreement, Avalon Energy had a right of first refusal with respect to any sale of assets to a third party. On June 17, 2021, Avalon notified the Trustee that Avalon would waive its right of first refusal in connection with the sale to Montare.

On June 18, 2021, the Trust and Montare entered into a Purchase and Sale Agreement (the “Agreement”) for the sale of all of the remaining Royalty Interests held by the Trust for a purchase price of $6,000,000. The sale closed on June 18, 2021, with an effective date of July 1, 2021. Accordingly, as the Trust retained control of the Royalty Interests through June 30, 2021, the Trust is entitled to receive all proceeds from the oil and natural gas production attributable to the Royalty Interests for the three-month period ended June 30, 2021 (which relates to production attributable to the Royalty Interests from March 1, 2021 to May 31, 2021). The Assignment of Overriding Royalty Interests assigning all of the Trust’s right, title and interest in and to the Royalty Interests effective July 1, 2021 was filed in the Property Records of Andrews County, Texas on June 22, 2021. Montare is entitled to receive all proceeds from the oil and natural gas production attributable to the Royalty Interests from and after July 1, 2021, for the production period commencing on June 1, 2021. Therefore, the Trust will not receive any further proceeds from such production after June 30, 2021 and will not make any further regular quarterly cash distributions to the Trust unitholders following the distribution to be made in August 2021 with respect to the quarterly period ended June 30, 2021. Under the Trust Agreement, the Trustee is required to distribute to the Trust unitholders on the quarterly cash distribution date in August 2021 the net proceeds of the sale, after payment of expenses related to the sale, and less any amounts withheld as cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, as discussed above. See “Subsequent Distributions” in Note 4 for further details on this distribution.

As a result of the sale of the Trust’s remaining Royalty Interests to Montare, the Trust will receive no further income from oil and gas production. Cash reserves remaining after the distribution to Trust unitholders on or before August 27, 2021 will be used by the Trustee to complete the winding up process of the Trust, which includes, but is not limited to, the preparation and filing of this Form 10-Q, the filing of a Form 15 with the Securities and Exchange Commission (“SEC”) to deregister the Trust as a reporting company, notification to the OTC Markets Group of the Trust’s deregistration with the SEC and notice to stop trading of the Trust’s common units, and preparation and issuance of Forms K-1 for all holders of the Trust’s common units. If any cash reserves remain following the payment of the Trust’s estimated remaining expenses and liabilities, the Trustee will make a final distribution to unitholders of such amount. The Trust will remain in existence until the winding up process is completed, after which the Trustee will file a certificate of cancellation with the Secretary of State of the State of Delaware.

3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting.  The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust records revenues when cash is received (rather than when earned) and expenses when paid (rather than when incurred) and may also establish cash reserves for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12: E, Financial Statements of Royalty Trusts. Amortization of investment in the Royalty Interests, calculated on a unit-of-production basis, and any impairments are charged directly to the trust corpus. Distributions to unitholders are recorded when declared.

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

Impairment of Investment in Royalty Interests.  As discussed in “Liquidation of the Trust” in “Early Termination of the Trust and Going Concern” in Note 2 above, it was determined at February 26, 2021 that the Trust was required to dissolve and commence winding up significantly before the end of its previously estimated useful life. As of March 31, 2021, as the Trust assets meet the criteria for Held for Sale, the Trust evaluated the carrying value of the investment in Royalty Interests. During the three-month period ended June 30, 2021, as the sale price was lower than the carrying value of the investment in Royalty Interests, the Trust recorded an impairment of $4.4 million. Prior to the Trust assets meeting the criteria for Held for Sale, on a quarterly basis, the Trust evaluated the carrying value of the investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. The expected future undiscounted cash flows were less than the carrying value and the Trust recognized an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which was determined using either a market-based or income-based approach, depending on which was deemed more relevant in the circumstances. The income-based approach uses future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a relevant market participant discount rate. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and future production volumes, which are derived from estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. During the six-month period ended June 30, 2020, due to the sharp decline in oil and gas prices since the beginning of 2020, the Trust recorded an impairment in the carrying value of the Investment in Royalty Interests in aggregate of $77.1 million. During the six-month period ended June 30, 2021, the Trust recorded a further impairment to the carrying value of the Investment in Royalty Interests as a result of the sale in the aggregate of $6.0 million. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 6 for further discussion.

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

4. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property taxes and Texas franchise taxes, and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each calendar quarter. Distributions cover a three-month production period consisting of the first two months of the most recently ended calendar quarter and the final month of the preceding calendar quarter. As the effective date of the Asset Sale was July 1, 2021, Montare is entitled to receive all proceeds from the oil and natural gas production attributable to the Royalty Interests from and after July 1, 2021, for the production period commencing on June 1, 2021. Therefore, the Trust will not receive any further proceeds from such production after June 30, 2021 and will not make any further regular quarterly cash distributions to the Trust unitholders following the distribution to be made in August 2021 with respect to the quarterly period ended June 30, 2021 as described in Note 7 below. A summary of the Trust’s distributions to unitholders during the three and six-month periods ended June 30, 2021 and each calendar quarter during the year ended December 31, 2020 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2021
First Quarter (1)	September 1, 2020 — November 30, 2020	February 1, 2021	February 26, 2021	$3.9	$0.075
Second Quarter	December 1, 2020 — February 28, 2021	April 27, 2021	May 28, 2021	$1.5	$0.028
Calendar Quarter 2020
First Quarter	September 1, 2019 — November 30, 2019	January 23, 2020	February 28, 2020	$4.2	$0.080
Second Quarter	December 1, 2019 — February 29, 2020	April 23, 2020	N/A	—	—
Third Quarter	March 1, 2020 — May 31, 2020	July 23, 2020	August 31, 2020	$0.6	$0.012
Fourth Quarter	June 1, 2020 — August 31, 2020	October 22, 2020	November 25, 2020	$1.7	$0.033

(1)	Includes sale proceeds received by the Trust for the portion of the Royalty Interests required to be released in connection with the Montare Sale on October 13, 2020. See “Sale of Assets by Avalon to Montare” in Note 2 above.

5. Related Party Transactions

Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee, which prior to 2017 was $150,000. The annual administrative fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the three-month periods ended June 30, 2021 and 2020 totaled approximately $41,000 and $40,000, respectively. The Trustee’s administrative fees paid during the six-month periods ended June 30, 2021 and 2020 totaled approximately $82,000 and $80,000, respectively.

Administrative Services Agreement.  The Trust is party to an Administrative Services Agreement with Avalon (as the assignee of SandRidge) that obligates the Trust to pay Avalon an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by Avalon on behalf of the Trust. For its services under the Administrative Services Agreement, Avalon receives an annual fee of $300,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. Avalon is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the Administrative Services Agreement. The Administrative Services Agreement as amended, will terminate on the earliest to occur of: (i) the date the Trust is finally wound up and liquidated in accordance with the Trust Agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by Avalon, the date that either Avalon or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of Avalon and (iv) a date mutually agreed by Avalon and the Trustee. The January through March 2021 administrative fees were used to offset the amount due and owing by Avalon for the May 2020 Quarterly Payment. During the three-month period ended June 30, 2020, the Trust paid administrative fees in the amount of $75,000 to Avalon. During the six-month periods ended June 30, 2021 and 2020, the Trust paid administrative fees in the amount of $75,000 and $150,000 to Avalon, respectively.

Repayment Agreement. See “Early Termination of the Trust and Going Concern” in Note 2 for a description of the Repayment Agreement.

6. Commitments and Contingencies

Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as the assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If Avalon were to loan funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid in full, with interest, unless Avalon consents to any further distributions. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party. No such loan from Avalon was outstanding at June 30, 2021 or December 31, 2020, and given Avalon’s current financial condition, as further discussed under “Avalon’s Financial Condition” in “Early Termination of the Trust and Going Concern” in Note 2 above, it is unlikely such loan could be made.

Risks and Uncertainties.  Prior to the Asset Sale, the Trust’s revenue and distributions were substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as overall oil, natural gas and NGL production and inventories in the Permian Basin, economic conditions impacting the energy industry generally, the global political environment, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile, reached a historical low during April 2020 due to the reduced demand for crude oil products as a result of the COVID-19 pandemic and the inability of Russia and Saudi Arabia to agree on reduction in crude oil production, and may be subject to significant fluctuations in the future.

The Trust is highly dependent on Avalon for multiple services, including administrative services such as accounting, tax preparation, and bookkeeping, and information services performed on behalf of the Trust. Avalon is a relatively new oil and gas company formed in August 2018 with no prior operating history. As a result of its operating loss in 2019, Avalon informed the Trustee that Avalon’s independent public accounting firm included a going concern paragraph in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2019. This negative impact could affect Avalon’s ability to provide services to the Trust in the future.

7. Subsequent Events

Distribution to Unitholders. On July 27, 2021, the Trust announced a distribution of approximately $9.5 million, or $0.182 per unit. This amount reflects (a) the distribution for the three-month period ended June 30, 2021 (which primarily relates to production attributable to the Trust’s royalty interests from March 1, 2021 to May 31, 2021) of approximately $0.4 million, (b) approximately $3.5 million (reflecting payments to the Trust of approximately $0.3 million and approximately $3.2 million) representing payment in full of the remaining unpaid portion of the May 2020 Quarterly Payment, including accrued interest, and (c) the approximately $5.6 million of net proceeds received from the sale of the Trust’s assets to Montare on June 18, 2021. The distribution is expected to occur on or before August 27, 2021 to holders of record as of the close of business on August 13, 2021 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$797
Total revenues	797
Expenses
Post-production expenses	1
Production taxes	38
Cash reserves withheld by Trustee (1)	378
Total expenses	417
Distributable income to unitholders	$380
Company Distribution Amount (2)	368
Repayment of May 2020 Quarterly Payment (3)	3,160
Proceeds from sale of Trust assets	6,000
Expense of sale of Trust assets	(375)
Distributable income available to unitholders	$9,533
Distributable income per unit (52,500,000 units issued and outstanding)	$0.182

(1)	Includes amounts withheld for payment of future Trust administrative expenses.
(2)	Represents the deposit of Avalon’s portion of the May 2021 distribution to Trust unitholders, pursuant to the Repayment Agreement dated as of March 1, 2021 between Avalon and the Trust.
(3)	Represents the payment by Montare of the remaining unpaid portion of the missed May 2020 Quarterly Payment, together with accrued interest, as disclosed in the Trust’s Current Report on Form 8-K dated June 18, 2021.

 As a result of the sale of the Trust’s remaining Royalty Interests to Montare effective July 1, 2021, the Trust will receive no further income from oil and gas production. Cash reserves remaining after the distribution on or before August 27, 2021 will be used by the Trustee to complete the winding up process of the Trust, which includes, but is not limited to, the preparation and filing of this Form 10-Q, the filing of a Form 15 with the SEC to deregister the Trust as a reporting company, notification to the OTC Markets Group of the Trust’s deregistration with the SEC and notice to stop trading of the Trust’s common units, and preparation and issuance of Forms K-1 for all holders of the Trust’s common units. If any cash reserves remain following the payment of the Trust’s estimated remaining expenses and liabilities, the Trustee will make a final distribution to unitholders of such amount. The Trust will remain in existence until the winding up process is completed, after which the Trustee will file a certificate of cancellation with the Secretary of State of the State of Delaware.

Sale of Assets by Avalon to Montare. On June 30, 2021, Montare and Avalon entered into an Amended and Restated Contribution and Support Agreement that amends and restates in its entirety the Contribution and Support Agreement, as amended. See “Sale of Assets by Avalon to Montare” in Note 2 for further disclosure regarding the Contribution Transaction. In addition, on June 30, 2021, Montare and WaFed entered into an Amended and Restated Participation Agreement pursuant to which Montare acquired the remaining balance of the WaFed Loan. As a result, WaFed has released all of its liens on the Avalon assets, including the 13,125,000 Trust units representing 25% of all Trust units.

On August 1, 2021, Avalon and Montare completed the Contribution Transaction. As a result, all of the assets, including the 13,125,000 Trust units held by Avalon Energy, and certain liabilities of Avalon were purchased and assumed by Montare in exchange for securities in an affiliate of Montare. The obligations of Avalon with respect to providing continuing services to the Trust under the terms of the Administrative Services Agreement, together with certain other Avalon liabilities unrelated to the Trust, were not transferred to Montare. Avalon will continue as a going concern for the foreseeable future in order to meet its obligations to the Trust and hold the securities received as consideration for the sale of Assets in the Contribution Transaction.

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

The Trust held overriding royalty interests (the “Royalty Interests”) in specified oil and natural gas properties located in Andrews County, Texas (the “Underlying Properties”), until the sale of the Royalty Interests in June 2021, effective July 1, 2021 (the “Asset Sale”), as discussed below in “Early Termination of the Trust and Going Concern—Liquidation of the Trust.” The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units (“Trust units”) in August 2011 pursuant to the terms set forth in conveyancing documents effective April 1, 2011 (the “Conveyances”). As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 4,875,000 Trust units and 13,125,000 subordinated units of the Trust (“subordinated units”) to certain wholly-owned subsidiaries of SandRidge.

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

On November 1, 2018, SandRidge sold all of its interests in the Underlying Properties and all of its Trust units (the “Sale Transaction”) to Avalon Energy LLC, a Texas limited liability company (“Avalon”). The Conveyances permitted SandRidge to sell all or any part of its interest in the Underlying Properties, where the Underlying Properties were sold subject to and burdened by the Royalty Interests. In connection with the Sale Transaction, Avalon and its affiliates assumed all of SandRidge’s obligations under the Conveyances and the Trust Agreement and the administrative services agreement between SandRidge and the Trust (the “Administrative Services Agreement”) pursuant to which SandRidge and Avalon have provided accounting, tax preparation, bookkeeping and informational services to the Trust. In addition, SandRidge assigned its rights to Avalon under the registration rights agreement between SandRidge and the Trust. As of June 30, 2021, Avalon held 13,125,000 Trust units, or 25% of all Trust units.

In connection with the Sale Transaction, Avalon obtained a revolving line of credit from Washington Federal Bank, National Association, formerly known as Washington Federal, National Association (“WaFed”) pursuant to the terms of a Loan Agreement and related security documents (the “WaFed Loan”). Avalon used the proceeds of the WaFed Loan to fund a portion of the purchase price for the interests in the Underlying Properties and Trust units acquired in the Sale Transaction. Until the release of WaFed’s liens as described under “Early Termination of the Trust and Going Concern—Sale of Assets by Avalon to Montare” below, the WaFed Loan was secured by a first lien mortgage on Avalon’s interest in the Underlying Properties and a pledge of the Avalon Trust units (the “WaFed Collateral”). The Royalty Interests are not part of the WaFed Collateral.

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

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses, property tax and Texas franchise tax and cash reserves determined and withheld by the Trustee in its sole discretion, on or about the 60th day following the completion of each calendar quarter. Due to the timing of the payment of production proceeds to the Trust attributable to the Royalty Interests, each distribution covers production from a three-month period consisting of the first two months of the most recently ended calendar quarter and the final month of the previous calendar quarter. As the effective date of the Asset Sale was July 1, 2021, the Trust will receive no further income from oil and gas production. Therefore, the Trust will not receive any further proceeds from such production after June 30, 2021 and will not make any further regular quarterly cash distributions to the Trust unitholders following the distribution to be made in August 2021 with respect to the quarterly period ended June 30, 2021.

Early Termination of the Trust and Going Concern

Avalon’s Financial Condition. As previously reported in the Trust’s Form 8-K filed on April 23, 2020, Avalon informed the Trustee that during 2019, Avalon repaired 29 producing Trust Wells (although not required to do so under the terms of the Conveyances) to increase production. Avalon reported that the working capital expended in this effort, combined with higher-than-expected lease operating expenses (“LOE”) and declining oil prices, contributed to an operating loss for Avalon in 2019 and in 2020. Despite Avalon’s efforts to reduce LOE (including shutting in some oil and gas wells subject to the Royalty Interests (“Trust Wells”) that were not capable of producing oil and natural gas in paying quantities, as permitted under the Conveyances, alternating production to reduce electrical and other field operating costs, and staff lay-offs). Furthermore, Avalon informed the Trustee that it was likely to shut in additional Trust Wells, to further reduce LOE. The reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic and the dramatic reduction from mid-February to late April 2020 in the benchmark price of crude oil has had a further negative impact on Avalon’s financial condition resulting in Avalon shutting in additional non-economic Trust Wells (which were not necessary to hold the leasehold interests burdened by the Trust’s Royalty Interests). Avalon shut in 139 Trust Wells and 114 Trust Wells during the twelve-month periods ended December 31, 2019 and 2020, respectively. No Trust Wells were shut in during the six-month period ended June 30, 2021.

Given Avalon’s financial condition, in early 2020 the Board of Managers of Avalon decided to explore strategic alternatives with respect to its assets, including the Underlying Properties and the Avalon Trust units. After a number of discussions regarding a possible transaction with potential strategic partners during the first half of 2020, on July 30, 2020, Avalon entered into a letter agreement with Montare Resources I, LLC, a Texas limited liability company (“Montare”), agreeing to negotiate exclusively with Montare regarding a possible sale of Avalon assets, including the Underlying Properties, to Montare and supporting Montare in any transaction negotiated with the Trust with respect to the acquisition of all Trust units not owned by Montare. On the same date, Avalon and WaFed entered into an amendment to the WaFed Loan that extended the date on which Avalon was obligated to provide a reserve report to WaFed (regarding the redetermination of the borrowing base) to September 15, 2020 and required Avalon to pay off the WaFed Loan by October 15, 2020. In addition, WaFed and Montare entered into a Participation Agreement with respect to the WaFed Loan whereby Montare purchased an undivided participation interest in the WaFed Loan along with the right to purchase the WaFed Loan in the event Avalon does not meet the conditions of the amended WaFed Loan. As a result of its operating loss in 2019, Avalon’s independent public accounting firm included a going concern paragraph in its audit report on Avalon’s financial statements for the fiscal year ended December 31, 2019.

The May 2020 Quarterly Payment. In April 2020, Avalon also informed the Trustee that Avalon had been using its commercially reasonable efforts to preserve the oil and gas leases burdened by the Royalty Interests so that in the future, assuming that oil prices returned to a profitable level, the Trust would still hold its Royalty Interests, and Trust unitholders might have the opportunity to receive future quarterly distributions. Avalon also informed the Trustee that it believed that continuing production from those Trust Wells required to preserve such leases was preferable to stopping production, as the failure to continue production would result in a termination of Avalon’s working interest in such Trust Wells and, therefore, the Royalty Interests, which would have a material adverse effect on the Trust’s financial condition. Avalon reported to the Trustee that Avalon therefore used revenues it received during the production period from December 1, 2019 to February 29, 2020 to pay the operating expenses necessary to maintain production from the Trust Wells and to pay oil and gas lessor royalties, as the proceeds attributable to Avalon’s net revenue interest in the Underlying Properties were insufficient to cover all such costs. Avalon had anticipated that revenues from production during the quarterly production period commencing March 1, 2020 would be sufficient to fund the quarterly payment to the Trust for the quarter ended March 31, 2020 in the amount of approximately $4.65 million (the “May 2020 Quarterly Payment”); however, revenues from production during that quarterly production period were insufficient to generate the cash needed to make the May 2020 Quarterly Payment to the Trust due to the sharp drop in crude oil prices during the first quarter of 2020. Consequently, the Trustee was unable to make any quarterly distribution to unitholders at the end of May 2020. In accordance with Section 5.02 of the Conveyances, the unpaid May 2020 Payment amount due and owing to the Trust has been accruing interest since May 15, 2020 at the rate of interest per annum publicly announced from time to time by The Bank of New York Mellon Trust Company, N.A. as its “prime rate” in effect at its principal office in New York City until paid to the Trust.

On March 1, 2021, the Trust and Avalon entered into a repayment agreement setting forth the terms by which Avalon agreed to pay the May 2020 Quarterly Payment to the Trust, together with accrued interest (the “Repayment Agreement”). Beginning with the quarterly distribution paid to Trust unitholders on or about February 26, 2021 (the “February Distribution”), Avalon agreed to apply towards the payment of the May 2020 Quarterly Payment the full amount of each quarterly cash distribution, if any, to which Avalon, as a unitholder of the Trust, was entitled (each such cash distribution, a “Company Distribution Amount”), until the May 2020 Quarterly Payment, together with accrued interest, is paid in full to the Trust, subject to any obligations Avalon may have to repay the WaFed Loan as provided in the Repayment Agreement. Promptly following the February Distribution, Avalon deposited its portion of the February Distribution, which was $984,375, into a repayment account established by the Trustee on behalf of the Trust (the “Repayment Account”), as an initial payment toward the May 2020 Quarterly Payment, and that amount was included in the calculation of the quarterly distribution made in May 2021.

On June 23, 2021, Avalon directed the Trustee, beginning with the three-month period ended June 30, 2021, to offset the amounts owed to Avalon Energy by the Trust under the Administrative Services Agreement as partial payment of the outstanding balance of the May 2020 Quarterly Pament to the Trust. Section 3.02 of the Administrative Services Agreement provides that in the event Avalon or any of its affiliates owes the Trust a sum certain in an uncontested amount under any other agreement, then any such amount may, in the sole discretion of Avalon, be aggregated and the Trust and Avalon will discharge their obligations by netting those amounts against any amounts owed by the Trust to Avalon under the Administrative Services Agreement. As a result, approximately $300,000 was credited toward the payment of the May 2020 Quarterly Payment.

On June 24, 2021, the Trust and Montare entered into an assignment agreement (the “Assignment”) effective as of June 30, 2021, pursuant to which Montare agreed to pay the Trust approximately $3.2 million representing payment in full of the remaining unpaid portion of the May 2020 Quarterly Payment, together with accrued interest, in exchange for the assignment by the Trust of the Trust’s rights and obligations under the Repayment Agreement, which amount was paid contemporaneously with the execution of the Assignment. The Trustee will distribute the cash received from Montare, less any amounts withheld to pay expenses of the Trust, to the Trust unitholders on the quarterly cash distribution date in August 2021.

Subsequent Distributions. As a result of improving oil prices, the Trust was able to make quarterly distributions for the three-month periods ended June 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from March 1, 2020 to May 31, 2020) and September 30, 2020 (which primarily relates to production attributable to the Trust’s Royalty Interests from June 1, 2020 to August 31, 2020) of approximately $652,000 and $1,732,000. There was no distribution for the three-month period ended December 31, 2020 (which relates to production attributable to the Royalty Interests from September 1, 2020 to November 30, 2020) as costs, charges and expenses attributable to the Underlying Properties exceeded the revenue received from the sale of oil, natural gas and other hydrocarbons produced from the Underlying Properties. The Trust also made a quarterly distribution for the three-month period ended March 31, 2021 (which relates in part to production attributable to the Royalty Interests from December 1, 2020 to February 28, 2021) of approximately $1,470,000 (of which approximately $143,000 relates to production). The Trust has announced a quarterly distribution for the three-month period ended June 30, 2021 (which relates in part to production attributable to the Royalty Interests from March 1, 2021 to May 31, 2021) of approximately $9,500,000 (of which approximately $380,000 relates to production). See “—Liquidation of the Trust” below for further details of this distribution.

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

As previously reported by the Trust in its Form 8-K filed October 14, 2020, Avalon notified the Trust of the Montare Sale on October 13, 2020. As required by the terms of the Trust Agreement, an officer of Avalon certified to the Trust that (i) the gross purchase price received by Avalon for the sale of the specified Trust Wells was less than $5 million and (ii) the cash proceeds received by the Trust in respect of the Royalty Interests to be released in connection with such sale represents Fair Value (as defined in the Trust Agreement) to the Trust for such Royalty Interests. The Montare Sale was completed on October 13, 2020, and all of the approximately $4.9 million of proceeds that Avalon received from such sale were paid to the Trust in October 2020 as fair value for the Royalty Interests required to be released by the Trustee in connection with the Montare Sale in accordance with Section 3.02 of the Trust Agreement. On February 26, 2021, the Trust distributed net sales proceeds of approximately $3.9 million, which represented the amount paid to the Trust by Avalon as fair value for the Royalty Interests required to be released less approximately $884,000 withheld by the Trustee toward its targeted cash reserve, to Trust unitholders in accordance with the terms of the Conveyances granting the Royalty Interests to the Trust. As provided in the Trust Agreement, the sales proceeds of approximately $4.9 million received by the Trust from Avalon is not included in the calculation of the cash available for distribution from royalty payments by Avalon and, therefore, did not affect the timing of the dissolution of the Trust.

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

On June 30, 2021, Montare and Avalon entered into an Amended and Restated Contribution and Support Agreement that amends and restates in its entirety the Contribution and Support Agreement, as amended. See “Subsequent Events” in Note 7 to the unaudited interim financial statements contained in Part I, Item 1 of this report for additional information regarding the Contribution Transaction. In addition, on June 30, 2021, Montare and WaFed entered into an Amended and Restated Participation Agreement pursuant to which Montare acquired the remaining balance of the WaFed Loan. As a result, WaFed has released all of its liens on the Avalon assets, including the 13,125,000 Trust units representing 25% of all Trust units.

Liquidation of the Trust. The Trust Agreement requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $5.0 million. Cash available for distribution for the four consecutive quarters ended December 31, 2020, on a cumulative basis, totaled approximately $2.4 million, due in part to Avalon’s inability to make the May 2020 Quarterly Payment to the Trust. Because Avalon’s inability to make the May 2020 Quarterly Payment contributed to the insufficient cumulative cash available for distribution over the four-quarter period, the Trustee and Avalon submitted to an arbitration panel, in accordance with the Trust Agreement, the question of whether the Trust nonetheless remains required to dissolve following the end of that period. On February 25, 2021, the arbitration panel determined that the existence of the unpaid May 2020 Quarterly Payment does not alter the requirement of the Trust to terminate under the provisions of the Trust Agreement. As a result, the Trust was required to dissolve and commence winding up beginning as of the close of business on February 26, 2021, which raises substantial doubt regarding the Trust’s ability to continue as a going concern within one year from the issuance of the unaudited interim financial statements contained in Part I, Item 1 of this report.

Accordingly, the Trustee was required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act.

 In April 2021, the Trustee commenced a sale process that was marketed with the assistance of an independent oil and gas advisory firm. As a result of that process, the Trustee received several offers from third parties and, after one bidder withdrew its offer, the Trustee selected the offer from the highest remaining bidder, Montare. As provided in the Trust Agreement, Avalon Energy had a right of first refusal with respect to any sale of assets to a third party. On June 17, 2021, Avalon notified the Trustee that Avalon would waive its right of first refusal in connection with the sale to Montare.

On June 18, 2021, the Trust and Montare entered into a Purchase and Sale Agreement (the “Agreement”) for the sale of all of the remaining Royalty Interests held by the Trust for a purchase price of $6,000,000. The sale closed on June 18, 2021, with an effective date of July 1, 2021. Accordingly, as the Trust retained control of the Royalty Interests through June 30, 2021, the Trust is entitled to receive all proceeds from the oil and natural gas production attributable to the Royalty Interests for the three-month period ended June 30, 2021 (which relates to production attributable to the Royalty Interests from March 1, 2021 to May 31, 2021). The Assignment of Overriding Royalty Interests assigning all of the Trust’s right, title and interest in and to the Royalty Interests effective July 1, 2021 was filed in the Property Records of Andrews County, Texas on June 22, 2021. Montare is entitled to receive all proceeds from the oil and natural gas production attributable to the Royalty Interests from and after July 1, 2021, for the production period commencing on June 1, 2021. Therefore, the Trust will not receive any further proceeds from such production after June 30, 2021 and will not make any further regular quarterly cash distributions to the Trust unitholders following the distribution to be made in August 2021 with respect to the quarterly period ended June 30, 2021. Under the Trust Agreement, the Trustee is required to distribute to the Trust unitholders on the quarterly cash distribution date in August 2021 the net proceeds of the sale, after payment of expenses related to the sale, and less any amounts withheld as cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, as discussed above. See “Subsequent Distributions” in Note 4 to the unaudited interim financial statements contained in Part I, Item 1 of this report for further details on this distribution.

Properties. As of June 30, 2021, the Trust’s assets consisted of Royalty Interests that burden the Trust Wells, all of which are located in Andrews County, Texas.

Distributions. As a result of the sale of the Trust’s remaining Royalty Interests to Montare, the Trust will receive no further income from oil and gas production. Cash reserves remaining after the distribution on or before August 27, 2021 will be used by the Trustee to complete the winding up process of the Trust, which includes, but is not limited to, the preparation and filing of this Form 10-Q, the filing of a Form 15 with the Securities and Exchange Commission (“SEC”) to deregister the Trust as a reporting company, notification to the OTC Markets Group of the Trust’s deregistration with the SEC and notice to stop trading of the Trust’s common units, and preparation and issuance of Forms K-1 for all holders of the Trust’s common units. If any cash reserves remain following the payment of the Trust’s estimated remaining expenses and liabilities, the Trustee will make a final distribution to unitholders of such amount. The Trust will remain in existence until the winding up process is completed, after which the Trustee will file a certificate of cancellation with the Secretary of State of the State of Delaware. Trust unitholders are responsible for all federal and state tax liabilities associated with distributions they receive from the Trust.

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

Results of Trust Operations

Historically, the primary factors affecting the Trust’s revenues and costs were the quantity of oil, natural gas and NGL production from the Trust Wells, the prices received for such production and post-production costs (primarily transportation). Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions attributable to the Royalty Interests are received by the Trust from Avalon. Information regarding the revenue from the production and sale of oil, natural gas and NGL attributable to the Royalty Interests, the prices received by Avalon from marketing such hydrocarbons and the costs associated with the production of such hydrocarbons for the three- and six-month periods ended June 30, 2021 and 2020 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021(1)	2020(2)	2021(3)	2020(4)
Production Data
Oil (MBbls)	29	—	46	93
NGL (MBbls)	3	—	5	10
Natural gas (MMcf)	11	—	18	39
Combined equivalent volumes (MBoe)	34	—	54	110
Well Data
Trust Wells producing - average	62	990	62	1,020
Revenues (in thousands)
Royalty income	$1,659	$3	$2,325	$5,292
Proceeds from sale of Trust assets	6,000	—	6,000	—
Proceeds from missed royalty payment	3,528	—	3,528	—
Total revenue	11,187	3	11,853	5,292
Expenses (in thousands)
Post-production expenses	6	—	7	15
Production taxes	79	—	111	254
Property taxes	—	—	(343)	1,676
Franchise taxes	—	36	—	36
Trust administrative expenses	779	338	1,159	1,046
Cash reserves withheld for current Trust expenses, net of amounts (used) withheld	(332)	(371)	1,202	(1,945)
Total expenses	532	3	2,136	1,082
Less proceeds from sale of Trust assets	6,000	—	1,126	—
Less proceeds from missed royalty payment	3,528	—	3,528	—
Distributable income available to unitholders	$1,127	$—	$5,063	$4,210
Average Prices		—
Oil (per Bbl)	$50.78	—	$45.26	$53.93
NGL (per Bbl)	$21.47	—	$19.69	$19.48
Natural gas (per Mcf)	$1.14	—	$1.11	$0.92
Total (per Boe)	$45.47	—	$40.82	$47.89
Average Prices — including impact of post-production expenses
Natural gas (per Mcf)	$0.63	—	$0.69	$0.53
Total (per Boe)	$45.29	—	$40.69	$47.76
Expenses (per Boe)
Post-production production	$0.17	—	$0.14	$0.14
Production taxes	$2.34	—	$2.05	$2.31

1.	Production volumes and related revenues and expenses for the three-month period ended June 30, 2021 (included in Avalon’s May 2021 net revenue distribution to the Trust) represent production from December 1, 2020 to February 28, 2021 and a portion of production from December 1, 2019 to February 29, 2020.

2.	Related revenues and expenses for the three-month period ended June 30, 2020.

3.	Production volumes and related revenues and expenses for the six-month period ended June 30, 2021 (included in Avalon’s February and May 2021 net revenue distributions to the Trust) represent production from September 1, 2020 to February 28, 2021 and a portion of production from December 1, 2019 to February 29, 2020.

4.	Production volumes and related revenues and expenses for the six-month period ended June 30, 2020 (included in Avalon’s February and May 2020 net revenue distributions to the Trust) represent production from September 1, 2019 to February 29, 2020.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenues

Royalty Income. Royalty income is a function of production volumes sold by Avalon attributable to the Royalty Interests and associated prices received. There was no royalty income during the three-month period ended June 30, 2020 as a result of Avalon’s failure to pay proceeds owed to the Trust for the period from December 1, 2019 to February 29, 2020 in the amount of approximately $4.7 million. Royalty income received during the three-month period ended June 30, 2021 totaled approximately $1.7 million, which amount included a portion of the proceeds owed to the Trust by Avalon under the terms of the Repayment Agreement.

Expenses

Property Taxes. There were no property taxes paid during the three months ended June 30, 2021 and 2020 as the applicable taxes were paid during a prior period.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended June 30, 2021 totaled approximately $0.1 million, or $2.34 per Boe, and were approximately 5.2% of royalty income. No production taxes were paid by the Trust for the three-month period ended June 30, 2020.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to Avalon, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended June 30, 2021 totaled approximately $0.8 million compared to approximately $0.3 million for the three-month period ended June 30, 2020. The increase during the 2021 period primarily relates to the timing of administrative expense payments.

Distributable Income

Distributable income for the three-month period ended June 30, 2021 was $1.1 million, which included a net reduction of approximately $0.3 million as the result of the Trustee adding such amount to the cash reserve for the payment of future Trust expenses and reflecting approximately $0.8 million used to pay Trust expenses during the period, which amount was partially offset by approximately $0.4 million withheld from the May 2020 cash distribution to unitholders. There was no distributable income for the three-month period ended June 30, 2020 as Avalon was unable to pay the approximately $4.7 million it owed the Trust (as discussed in further detail in the section entitled “Early Termination of the Trust and Going Concern – The May 2020 Quarterly Payment” above), which reflected production from December 1, 2019 to February 29, 2020.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenues

Royalty Income. Royalty income received during the six-month period ended June 30, 2021 totaled $2.3 million from production compared to $5.3 million received during the six-month period ended June 30, 2020. Sales volumes were lower than the previous period primarily due to the sale of certain assets by Avalon to Montare in October 2020.

Expenses

Property Taxes. There were no property taxes paid during the six months ended June 30, 2021 due to applicable taxes were paid during a prior period. In February 2021, Montare provided reimbursement for approximately $0.4 million of 2020 Ad Valorem Tax attributable to the assets sold by Avalon to Montare in October 2020. Property taxes paid during the six months ended June 30, 2020 were approximately $1.7 million, which related to 2019 property taxes.

Production Taxes. Production taxes paid for the six-month period ended June 30, 2021 totaled approximately $0.1 million, or $2.05 per Boe, and were approximately 5.0% of royalty income. Production taxes paid for the six-month period ended June 30, 2020 totaled approximately $0.3 million, or $2.31 per Boe, and were approximately 4.8% of royalty income.

Distributable Income

Distributable income for the six-month period ended June 30, 2020 was $5.1 million, which included a net addition of approximately $1.2 million to the cash reserve for the payment of future Trust expenses, reflecting approximately $2.0 million withheld in the aggregate from the February 2021 and May 2021 cash distributions to unitholders partially offset by approximately $1.2 million used to pay Trust expenses during the period (offset by the $0.4 million Ad Valorem Tax reimbursement). Distributable income for the six-month period ended June 30, 2020 was $4.2 million, which included a net reduction of approximately $1.6 million to the cash reserve for the payment of future Trust expenses, reflecting approximately $2.4 million used to pay Trust expenses during the period partially offset by approximately $0.8 million withheld from the February 2020 cash distribution to unitholders.

Liquidity and Capital Resources

Capital Resources and Distributions. The Trust has no source of liquidity or capital resources other than cash flow generated from the Royalty Interests and borrowings to fund administrative expenses, including any amounts borrowed under Avalon’s loan commitment described in Note 6 to the unaudited interim financial statements contained in Part I, Item 1 of this report. The Trust’s primary uses of cash are distributions to Trust unitholders, the payment of Trust administrative expenses, establishing reserves (as determined by the Trustee) for future liabilities, the payment of applicable taxes and the payment of expense reimbursements to Avalon for out-of-pocket expenses incurred on behalf of the Trust. The Trust does not have any obligation to pay any costs associated with the operation of the Trust Wells. As a result of the sale of the Trust’s remaining Royalty Interests to Montare effective July 1, 2021, the Trust will receive no further income from oil and gas production.

Administrative Expenses. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $75,000 paid to Avalon pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests less related production expenses and taxes during that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including Avalon, to pay such expenses. The Trustee does not intend to lend funds to the Trust. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, Avalon (as the assignee of SandRidge) will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by Avalon pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If Avalon loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid in full, with interest, unless Avalon consents to any further distributions. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between Avalon and an unaffiliated third party. No such loan was outstanding at June 30, 2021 or December 31, 2020, and given Avalon’s current financial condition, as further discussed under “Early Termination of the Trust and Going Concern—Avalon’s Financial Condition” above, it is unlikely such loan could be made.

Reserves. Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee withheld the greater of $190,000 or 3.5% of the funds otherwise available for distribution to Trust unitholders each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of approximately $3,275,000. In light of the fact that there would be no distribution from production for the three-month period ended December 31, 2020 (with respect to production attributable to the Trust’s royalty interests from September 1, 2020 to November 30, 2020), the Trustee elected to withhold approximately $884,000, the remaining amount needed to reach its targeted cash reserve, in connection with the distribution made in February 2021. Cash held in reserve will be invested as required by the Trust Agreement.  Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities of the Trust eventually will be distributed to unitholders, together with interest earned on the funds.

Reliance on Avalon. The Trust is highly dependent on Avalon for multiple services, including administrative services such as accounting, tax preparation, bookkeeping, regulatory filings and information services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses. Avalon is a relatively new oil and gas company formed in August 2018 with no prior operating history. Effective August 1, 2021, Avalon sold all of its assets to Montare pursuant to the terms of the Conveyance Transaction and, aside from its obligation to provide administrative services to the Trust, will be a holding company for the securities received as consideration for the sale of such assets.

2021 Trust Distributions to Unitholders. During the six-month period ended June 30, 2021, the Trust’s distributions to unitholders were as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2021
First Quarter	September 1, 2020 — November 30, 2020	February 1, 2021	February 26, 2021	$3.9	$0.075
Second Quarter	December 1, 2020 — February 28, 2021	April 27, 2021	May 28, 2021	$1.5	$0.028

On February 26, 2021, the Trust paid a cash distribution of $0.075 per Trust unit reflecting the fair value to the Trust, less cash reserves withheld by the Trustee, received by the Trust for the portion of the Trust’s Royalty Interests required to be released in connection with the Montare Sale. On May 28, 2021, the Trust paid a cash distribution of $0.028 relating in part to oil and gas production attributable to the Trust’s royalty interests from December 1, 2020 to February 28, 2021, as well as to (1) a reimbursement by Montare of a portion of property taxes attributable to assets sold by Avalon to Montare in October 2020 and (2) the distribution Avalon received in March 2021 and returned to the Trust pursuant to the terms of the Repayment Agreement.

Repayment Agreement. On March 1, 2021, as previously disclosed, the Trust and Avalon entered into the Repayment Agreement. Beginning with the February Distribution, Avalon agreed to apply towards the payment of the May 2020 Quarterly Payment the full amount of each quarterly cash distribution, if any, to which Avalon, as a unitholder of the Trust, is entitled (each such cash distribution, a “Company Distribution Amount”) until the May 2020 Quarterly Payment, together with accrued interest, has been paid in full to the Trust, subject to any obligations Avalon may have to repay the revolving line of credit Avalon had previously obtained from WaFed pursuant to the terms of the WaFed Loan as provided in the Agreement. Promptly following the February Distribution, Avalon deposited its portion of the February Distribution, which was $984,375, into the Repayment Account, as an initial payment toward the May 2020 Quarterly Payment, and that amount was included in the calculation of the quarterly distribution for the three-month period ended March 31, 2021. In addition, Avalon deposited the Company Distribution Amount of $367,500 relating to Avalon’s portion of the quarterly distribution paid to Trust unitholders on or about May 28, 2021 into the Repayment Account, which was included in the calculation of the quarterly distribution for the three-month period ended June 30 2021.

On June 23, 2021, Avalon directed the Trustee, beginning with the three-month period ended June 30, 2021, to offset the amounts owed to Avalon Energy by the Trust under the Administrative Services Agreement as partial payment of the outstanding balance of the May 2020 Quarterly Pament to the Trust. Section 3.02 of the Administrative Services Agreement provides that in the event Avalon or any of its affiliates owes the Trust a sum certain in an uncontested amount under any other agreement, then any such amount may, in the sole discretion of Avalon, be aggregated and the Trust and Avalon will discharge their obligations by netting those amounts against any amounts owed by the Trust to Avalon under the Administrative Services Agreement. As a result, approximately $300,000 was credited toward the payment of the May 2020 Quarterly Payment and will be included in the quarterly distribution for the three-month period ended June 30, 2021.

On June 24, 2021, the Trust and Montare entered into an assignment agreement (the “Assignment”) pursuant to which Montare agreed to pay the Trust approximately $3.2 million representing payment in full of the remaining unpaid portion of the May 2020 Quarterly Payment, together with accrued interest, in exchange for the assignment by the Trust of the Trust’s rights and obligations under the Repayment Agreement, which amount was paid contemporaneously with the execution of the Assignment. The Trustee will distribute the cash received from Montare, less any amounts withheld to pay expenses of the Trust, to the Trust unitholders as part of the quarterly distribution for the three-month period ended June 30, 2021. As of June 30, 2021, the outstanding balance of the May 2020 Quarterly Payment, together with accrued interest, that Avalon owes the Trust is zero.

Future Trust Distributions to Unitholders. During the three-month production period from March 1, 2021 to May 31, 2021, combined sales volumes were slightly higher than the previous comparable period. On July 30, 2021, the Trust announced a distribution for the three-month period ended June 30, 2021 of approximately $9.5 million, or $0.182 per unit. This amount reflects (a) the distribution for the three-month period ended June 30, 2021 (which primarily relates to production attributable to the Trust’s royalty interests from March 1, 2021 to May 31, 2021) of approximately $0.4 million, (b) approximately $3.5 million (reflecting payments to the Trust of approximately $0.3 million and approximately $3.2 million) representing payment in full of the remaining unpaid portion of the May 2020 Quarterly Payment, including accrued interest, and (c) the approximately $5.6 million of net proceeds received from the sale of the Trust’s assets to Montare on June 18, 2021. The distribution is expected to occur on or before August 27, 2021 to holders of record as of the close of business on August 13, 2021 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$797
Total revenues	797
Expenses
Post-production expenses	1
Production taxes	38
Cash reserves withheld by Trustee (1)	378
Total expenses	417
Distributable income to unitholders	$380
Company Distribution Amount (2)	368
Repayment of May 2020 Quarterly Payment (3)	3,160
Proceeds from sale of Trust assets	6,000
Expense of sale of Trust assets	(375)
Distributable income available to unitholders	$9,533
Distributable income per unit (52,500,000 units issued and outstanding)	$0.182

(1)	Includes amounts withheld for payment of future Trust administrative expenses.
(2)	Represents the deposit of Avalon’s portion of the May 2021 distribution to Trust unitholders, pursuant to the Repayment Agreement dated as of March 1, 2021 between Avalon and the Trust.
(3)	Represents the payment by Montare of the remaining unpaid portion of the missed May 2020 Quarterly Payment, together with accrued interest, as disclosed in the Trust’s Current Report on Form 8-K dated June 18, 2021.

As a result of the Trust selling its remaining Royalty Interests to Montare effective July 1, 2021, the Trust will receive no further income from oil and gas production. Cash reserves remaining after the distribution on or before August 27, 2021 will be used by the Trustee to complete the winding up process of the Trust, which includes, but is not limited to, the preparation and filing of this Form 10-Q, the filing of a Form 15 with the SEC to deregister the Trust as a reporting company, notification to the OTC Markets Group of the Trust’s deregistration with the SEC and notice to stop trading of the Trust’s common units, and preparation and issuance of Forms K-1 for all holders of the Trust’s common units. If any cash reserves remain following the payment of the Trust’s estimated remaining expenses and liabilities, the Trustee will make a final distribution to unitholders of such amount. The Trust will remain in existence until the winding up process is completed, after which the Trustee will file a certificate of cancellation with the Secretary of State of the State of Delaware.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of Avalon and its affiliates.

PART II. Other Information

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in Item 1A of the 2020 Form 10-K.

ITEM 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report:

		Incorporated by Reference				Filed or
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Certificate of Trust of SandRidge Permian Trust	S-1	333-174492	3.1	05/25/2011

3.2	Amended and Restated Trust Agreement of SandRidge Permian Trust, dated August 16, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35274	4.1	08/19/2011

3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Permian Trust, dated June 18, 2012, by the Bank of New York Mellon Trust Company, N.A.	10-Q	001-35274	3.3	08/13/2012

10.1	Repayment Agreement dated as of March 1, 2021 between SandRidge Permian Trust and Avalon Energy, LLC.	8-K	001-35274	10.1	03/02/2021

10.2	Amendment No. 1 to Administrative Services Agreement dated as of February 26, 2021 between Avalon Energy, LLC and SandRidge Permian Trust.	8-K	001-35274	10.1	04/01/2021

10.3	Purchase and Sale Agreement, dated as of June 18, 2021 between SandRidge Permian Trust and Montare Resources I, LLC	8-K	001-35274	10.1	06/24/2021

10.4	Assignment Agreement, dated as June 24, 2021 between SandRidge Permian Trust, Montare Resources I, LLC and Avalon Energy, LLC	8-K	001-35274	10.2	06/24/2021

31.1	Section 302 Certification					*

32.1	Section 906 Certification					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDRIDGE PERMIAN TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Trustee

	By:	/s/ Sarah Newell
Sarah Newell
Vice President

Date: August 16, 2021

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